Form 10-Q
period 2011-11-14
Solido Ventures Inc.
filed 2011-11-14
CIK 1517391

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Solido Ventures Inc.

(Name of Registrant in its Charter)

Nevada	000-54403	45-1283820
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

729 North Scott

Belton, MO 64012

 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.396.1911

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 30, 2011
Common Stock, par value $.0001 per share	37,500,000

PART I. FINANCIAL INFORMATION (UNAUDITED).

The accompanying unaudited financial statements of Solido Ventures Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission” or “SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the period ended March 31, 2011, previously filed with the Commission, which are included in the Registration Statement filed with the SEC on May 16, 2011.

SOLIDO VENTURES INC.

AS OF SEPTEMBER 30, 2011 (UNAUDITED)

AND FOR THE PERIOD MARCH 31, 2011 (INCEPTION)

THROUGH MARCH 31, 2011(AUDITED)

Financial Statements

To the Board of Directors and Shareholders

SOLIDO VENTURES INC.

Overland Park, Kansas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of SOLIDO VENTURES INC. (the “Company”) (A Development Stage Company) as of March 31, 2011 and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from March 31, 2011 (inception) to March 31, 2011.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOLIDO VENTURES INC. as of March 31, 2011, and the results of its operations, changes in stockholders’ equity, and cash flows for the period from March 31, 2011 (inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a loss from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC.
Kansas City, Missouri
April 19, 2011

SOLIDO VENTURES INC.

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	September 30, 2011 (Unaudited)	March 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash	$3,695	$3,750
TOTAL CURRENT ASSETS	$3,695	$3,750

Deferred offering costs	$0	$0
TOTAL ASSETS	$3,695	$3,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,750	$3,750
TOTAL CURRENT LIABILITIES	$3,750	$3,750

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8 and 9)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None		-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 37,500,000 shares	$3,750	$3,750
Deficit accumulated during the development stage	$(3,805)	$(3,750))
TOTAL STOCKHOLDERS' EQUITY	$(55)	$0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,695	$3,750

The accompanying notes are an integral part of the financial statements.

SOLIDO VENTURES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	For the period from	For the period form
	March 31, 2011	March 31, 2010
	(Inception) to	(Inception) to
	March 31, 2011 (Audited)	September 30, 2011 (Unaudited)
REVENUE	$0	$0

EXPENSES
Finance & Accounting	$3,000	$3,000
Incorporation Expenses	$750	$750
Bank Charges	$0	$55
Total Expenses	$3,750	$3,805
NET (LOSS)	$(3,750)	$(3,805)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	37,500,000	37,500,000

The accompanying notes are an integral part of the financial statements.

SOLIDO VENTURES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD MARCH 31, 2011 (INCEPTION) TO MARCH 31, 2010 (Audited)

FOR THE SIX MONTHS MARCH 31, 2011 THROUGH SEPTEMBER 30, 2011 (Unaudited)

				Deficit Accumulated
	Common Stock		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficit

Shares issued at $0.0001 per share on March 31, 2011	37,500,000	$3,750	$0	-	$3,750

Net Loss, period ended March 31, 2011	-			(3,750)	$(3,750)
Balance, December 31, 2010	37,500,000	$3,750	$0	$(3,750)	$0

Net Loss, period March 31, 2011 to September 30, 2011	-	-	-	(55)	$(55)
Balance, September 30, 2011	37,500,000	$3,750	$0	$(3,805)	$(55)

The accompanying notes are an integral part of the financial statements.

SOLIDO VENTURES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	For the	For the period from
	Six Months	March 31, 2011
	Ended	(Inception) to
	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(3,805)	$(3,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) in deferred offering costs	$(3,750)	$(3,750)
Increase in accounts payable	$0	$0
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(55)	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$3,750	$3,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,750	$3,750

INCREASE (DECREASE) IN CASH	$3,750	$3,750

CASH, BEGINNING OF PERIOD	$3,750	$3,750

CASH, END OF PERIOD	$3,695	$3,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH TRANSACTIONS:
	$0	0

The accompanying notes are an integral part of the financial statements.

SOLIDO VENTURES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND SEPTEMBER 30, 2011

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

SOLIDO VENTURES INC. (the “Company”) was incorporated in the State of Nevada on March 31, 2011. The Company is a Development Stage Company as defined by ASC 915-10.  The Company is a “blank check” company that intends to seek a merger or acquisition with an operating company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no business operations and has negative working capital and minimal stockholders’ equity.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon the continued   operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

The company plans to improve its financial condition through a public offering as described in Note 6. However, there is no assurance that the Company will be successful in accomplishing this objective. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c) Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

d) Fair Value of Financial Instruments

ASC Topic 820-10 requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, stock subscriptions receivable, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.  See Note 8 for further details.

e) Revenue Recognition

The Company has not generated any revenues since entering the development stage.  It is the Company's policy that revenues will be recognized in accordance with ASC Topic 605-10-25, “Revenue Recognition”. Under ASC Topic 605-10-25, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

f) Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. To date, the Company has not adopted a stock option plan and has not granted and stock options.

g) Income Taxes

The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

h) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC Topic 260-10, “Earnings per Share”. ASC Topic 260-10 requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive shares if their effect is anti-dilutive.  The Company had no dilutive common stock equivalents as of September 30, 2011.

F-7

i) Development Stage Company

Based on the Company's business plan, it is a development stage Company since planned principle operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to developing enterprises. As a development stage enterprise, the Company discloses its retained earnings (or deficit accumulated) during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on March 31, 2011, when the Company was organized.

j) Concentrations

The Company is not currently a party to any financial instruments that potentially subject it to concentrations of credit risk.

k) Recent Pronouncements

There were various accounting standards and interpretations issued during 2010 or 2011, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($3,805) for the period from March 31, 2011 (inception) to September 30, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 4 - CAPITAL STOCK

Preferred Stock. The Company has authorized 75,000,000 shares of preferred stock with a par value of $.0001 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. The Company has not issued any preferred shares as of March 31, 2011.

Common Stock. The Company has authorized 425,000,000 shares of common stock with a par value of $.0001 per share. As of March 31, 2011, there were 37,500,000 shares issued and outstanding.

On March 31, 2011, (inception), the Company issued 37,500,000 shares of common stock to the president and director of the Company at $.0001 per share in exchange for a capital contribution in the amount of $3,750 in cash.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

The Company was formed on March 31, 2011, as a development stage company.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal  operations have not commenced.   The Company’s principal offices are currently located at 729 Scott Ave., Belton, MO 64012.  Our telephone number there is 913.396.1911.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.  The combination will normally take the form of a  merger,  stock-for-stock  exchange or stock-for-assets exchange (the “business combination”).  In most instances the target company will wish to structure the business combination to  be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.  The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which  is already in operation,  or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to  have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition,  the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  It is anticipated  that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal  and state securities laws.   In some circumstances,  however,  as a negotiated element of its transaction, the Company may agree to register all or a part of such  securities immediately after the transaction is consummated or at specified times thereafter.   If such  registration occurs,  it will  be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops,  of which there is no assurance.

The Company will  participate in a  business combination only after the negotiation and  execution of appropriate agreements.   Negotiations with a target company will likely focus on the percentage of the Company which  the target company shareholders would acquire in exchange for their shareholdings. Although  the terms of such agreements cannot be predicted,  generally such agreements will  require certain representations and warranties of the parties thereto, will specify certain events of default,  will  detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.  Any merger or acquisition effected  by the Company can be expected to have a significant dilutive effect on the percentage of shares held  by the Company's shareholders at such time.

Basis of Presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations of the Company for the period from March 31, 2011, through September 30, 2011 (Unaudited), and March 31, 2011 (inception) through March 31, 2011 (Audited), have been reflected herein.

In June 2009,  the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 removes the concept of a  qualifying special-purpose entity from  SFAS 140, “Accounting  for  Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized  as a gain or loss on a transfer accounted for as a  sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. SFAS No.166 is effective for interim and annual reporting periods ending after November 14, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No.  46  (revised December 2003),  “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to  the VIE.  Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a  reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 14, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

Significant Accounting Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, accounts receivable and allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, deferred income taxes, and contingencies among others.

Off-Balance Sheet Arrangements.

As of September 30, 2011, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There are no legal proceedings against the Company, and the Company is unaware of such proceedings contemplated against it.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

Exhibit Index

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1

Certification of the Company's principal Executive and Principal Financial Officer  pursuant  to  Section  302 of the Sarbanes-Oxley  Act  of 2002, with respect to the registrant's Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company's Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Solido Ventures Inc.

Dated: November 14, 2011	By:	/s/ Michael Burns
Michael Burns
President & Chief Executive Officer

1