Form 10-Q
period 2011-12-31
Solido Ventures Inc.
filed 2012-03-30
CIK 1517391

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Solido Ventures Inc.

(Name of Registrant in its Charter)

Nevada	000-54403	45-1283820
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 31, 2011
Common Stock, par value $.0001 per share	37,500,000

PART I. FINANCIAL INFORMATION (UNAUDITED).

The accompanying are financial statements of Solido Ventures Inc. (the “Company”), a Nevada corporation. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the period ended March 31, 2011, previously filed with the Commission, which are included in the S-1 Registration Statement filed with the SEC on May 6, 2011.

SOLIDO VENTURES INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

AS OF DECEMBER 31, 2011

AND FOR THE PERIOD MARCH 31, 2011 (INCEPTION)

THROUGH MARCH 31, 2011

	December 31, 2011	March 31, 2011
ASSETS
CURRENT ASSETS
Cash	$(2)	$3,750
TOTAL CURRENT ASSETS	$(2)	$3,750

Deferred offering costs	$0	$0
TOTAL ASSETS	$(2)	$3,750

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$83	$3,750
TOTAL CURRENT LIABILITIES	$83	$3,750

Commitments and contingencies (Notes 2, 4, 5, 6, 7, 8 and 9)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None		-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 37,500,000 shares	$3,750	$3,750
Deficit accumulated during the development stage	$(3,835)	$(3,750))
TOTAL STOCKHOLDERS' EQUITY	$(85)	$0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$(2)	$3,750

The accompanying notes are an integral part of the financial statements.

SOLIDO VENTURES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the period from	For the period form
	March 31, 2011	March 31, 2011
	(Inception) to	(Inception) to
	March 31, 2011	December 31, 2011
REVENUE	$0	$0

EXPENSES
Finance & Accounting	$3,000	$3,000
Incorporation Expenses	$750	$750
Bank Charges	$0	$83
Total Expenses	$3,750	$3,835
NET (LOSS)	$(3,750)	$(3,835)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	37,500,000	37,500,000

The accompanying notes are an integral part of the financial statements.

SOLIDO VENTURES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

FOR THE PERIOD MARCH 31, 2011 (INCEPTION) TO MARCH 31, 2011

AND

FOR THE SIX MONTHS MARCH 31, 2011 THROUGH DECEMBER 31, 2011

				Deficit Accumulated
	Common Stock		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficit

Shares issued at $0.0001 per share on March 31, 2011	37,500,000	$3,750	$0	-	$3,750

Net Loss, period ended March 31, 2011	-			(3,750)	$(3,750)
Balance, December 31, 2010	37,500,000	$3,750	$0	$(3,750)	$0

Net Loss, period March 31, 2011 to December 31, 2011	-	-	-	(85)	$(85)
Balance, December 31, 2011	37,500,000	$3,750	$0	$(3,835)	$(85)

The accompanying notes are an integral part of the financial statements.

SOLIDO VENTURES INC.

(UNAUDITED)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	For the	For the period from
	Nine Months	March 31, 2011
	Ended	(Inception) to
	December 31, 2011	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(3,835)	$(3,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Increase) in deferred offering costs	$(3,750)	$(3,750)
Increase / Decrease in accounts payable	$83	$0
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(2)	$0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$3,750	$3,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,750	$3,750

INCREASE (DECREASE) IN CASH	$(3,752)	$3,750

CASH, BEGINNING OF PERIOD	$3,750	$3,750

CASH, END OF PERIOD	$(2)	$3,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH TRANSACTIONS:
	$0	0

The accompanying notes are an integral part of the financial statements.

SOLIDO VENTURES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2011, AND DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

SOLIDO VENTURES INC. (the “Company”) was incorporated in the State of Nevada on March 31, 2011. The Company is a Development Stage Company as defined by ASC 915-10. The Company is a “blank check” company that intends to seek a merger or acquisition with an operating company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements have not been prepared according to GAAP. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no business operations and has negative working capital and minimal stockholders’ equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

d) Fair Value of Financial Instruments

ASC Topic 820-10 requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.

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

h) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC Topic 260-10, “Earnings per Share”. ASC Topic 260-10 requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents as of December 31, 2011.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of ($3,835) for the period from March 31, 2011 (inception) to December 31, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

NOTE 4 - CAPITAL STOCK

Preferred Stock. The Company has authorized 75,000,000 shares of preferred stock with a par value of $.0001 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. The Company has not issued any preferred shares as of December 31, 2011.

Common Stock. The Company has authorized 425,000,000 shares of common stock with a par value of $.0001 per share. As of December 31, 2011, there were 37,500,000 shares issued and outstanding.

The Company’s sole shareholder, Michael Burns, owns all of the Company’s issued and outstanding common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•

the volatile and competitive nature of our industry,

•

the uncertainties surrounding the rapidly evolving markets in which we compete,

•

the uncertainties surrounding technological change of the industry, our dependence on its intellectual property rights,

•

the success of our marketing efforts,

•

the changing demands of customers, and

•

the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

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

Basis of Presentation - The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no revenues and has a negative amount of cash. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Off-Balance Sheet Arrangements.

As of December 31, 2011, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our management concluded as of the evaluation date that our disclosure controls and procedures were not fully effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our Company, particularly during the period when this report was being prepared.

We identified the following material weaknesses in our internal control over financial reporting as of December 31, 2011:

1.

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only two officers with management functions and therefore there is lack of segregation of duties. In addition, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.

2.	In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.
3.

There is a strong reliance on the external service providers to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

4.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external service providers and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company's principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Report on Form 10-Q for the quarter ended December 31, 2011.

32.1	Certification of the Company's Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Solido Ventures Inc.

Dated: March 30, 2012	By:	/s/ Michael Burns
Michael Burns
President & Chief Executive Officer

`