Form 10-K
period 2011-12-31
Solido Ventures Inc.
filed 2012-04-02
CIK 1517391

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Solido Ventures Inc.

(Name of Registrant in its Charter)

Nevada	000-54403	45-1283820
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

729 North Scott

Belton, MO 64012

 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 913.396.1911

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock	Outstanding Shares at December 31, 2011
Common Stock, par value $.0001 per share	37,500,000

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[ ] Yes  [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes  [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ X ] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer

[ ]

Accelerated filer                  [  ]

Non-accelerated filer

[ ]

Smaller reporting company [ X ]

 (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes  [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding as of December 31, 2011
Common Stock, par value $0.0001	37,500,000

Documents incorporated by reference	None

PART I

Item 1. Business

Solido Ventures Inc. (“Solido” or the “Company”) was incorporated on March 31, 2011, under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Solido has been in the developmental stage since inception and its operations to date have been limited to issuing shares and filing a registration statement. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

The Company has no employees and one officer, director and shareholder.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, Solido had sustained net loss of ($3,835) and had accumulated a deficit of ($3,835).

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of Solido as a going concern is dependent upon financial support from its stockholder, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Solido.

The Company’s sole shareholder, Michael Burns, will pay all expenses incurred by the Company until a business combination is effected, without repayment. There is no written agreement between the Company and Michael Burns to reflect this arrangement. Because there are no ongoing operations, these expenses should be relatively low.

There is no assurance that the Company will ever be profitable.

Item 2.  Properties

The Company has no properties and at this time has no agreements to acquire any properties.

Item 3.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities.

Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board. The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Since inception, the Company has sold securities which were not registered as follows:

Date of Sale	Outstanding as of December 31, 2011	Consideration
May 10, 2011	37,500,000	$3,750

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial Condition  and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, the Company had sustained net loss of ($3,835) and had accumulated a deficit of ($3,835).

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholder, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Michael Burns, the Company’s sole shareholder, will pay all expenses incurred by the Company until a business combination is effected, without repayment. There is no written agreement between the Company and Mr. Burns to reflect this arrangement. Because of the absence of any ongoing operations, these expenses are anticipated to be extremely low.

A company may choose to effect a business combination with the Company before filing a registration statement as such method may be an effective way to obtain exposure to the brokerage community. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The most likely target companies are those seeking the perceived benefits of a reporting company. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

Mr. Burns will supervise the search for potential candidates for a business combination.  Mr. Burns will pay all expenses of the Company until such time as a business combination is effected, without repayment.  Mr. Burns is the sole shareholder, officer and director of the Company.

In analyzing prospective business opportunities, Michael Burns may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and stockholder of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

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

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

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

2011 Year-End Analysis

The Company has received no income, has had neither operations nor expenses, other than Nevada state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, the Company had sustained net loss of ($3,835) and had accumulated a deficit of ($3,835).

Item 8. Financial Statements and Supplementary Data

The unaudited financial statements for the year ended December 31, 2011 are attached hereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.  Controls and Procedures

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

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Weaver & Martin, LLC the independent registered public accounting firm for the Company , has not issued an attestation report on the effectiveness of the Company 's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

Name	Age	Offices Held
Michael Burns	34	President, CEO, Secretary

Management of the Company

The Company has no full time employees. Michael Burns is the sole officer and director of the Company and its sole stockholder. Mr. Burns will allocate a limited portion of time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of the Company .

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Name	Age	Offices Held	Dates Held
Michael Burns	34	President, CEO, Secretary	May 10, 2011-present

Mr. Burns is currently originating loans for Emery Federal Credit Union, based in Cincinnati Ohio.  Mr. Burns has been originating loans since 2010 where he was a loan consultant at North American Savings Bank where he was one of the top producers and closed over $25M in loans in his first six months of production.  Prior to loan production, Mr. Burns owned and operated several successful companies where he developed products, services, and a business plan that resulted in growth to over 50 employees and over $10M in sales.

There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Recent Blank Check Companies

Mr. Burns is not involved in any other blank check companies.

Conflicts of Interest

The officer and director of the Company works with other companies not similar in nature to the Company.  Because Mr. Burns spends only a limited amount of time and resources on the Company, there are potential inherent conflicts of interest.

Code of Ethics.

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has a sole stockholder and who serves as the director and sole officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance.

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one stockholder who serves as the corporate directors and officers. the Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional stockholder and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one stockholder of the Company, there is no established process by which a stockholder to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more stockholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11. Executive Compensation

The Company's sole officer and director does not receive any compensation for services rendered to the Company, nor has he received such compensation in the past. The officer and director are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. the Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial Ownership	Percent of Outstanding Stock
Michael Burns	3,100,000	100%

Item 13. Certain Relationships and Related Transactions and  Director Independence

The Company has issued a total of 37,500,000 shares of common stock pursuant to Section 4(2) of the Securities Act for a total of $3,750 in cash.

Michael Burns is CEO, president, secretary and a director of the company and the sole stockholder.

Michael Burns may be considered a promoter. Michael Burns has provided services to the  Company without charge consisting of preparing the registration statement. Michael Burns has paid, and will continue to pay, all expenses incurred by the Company until a business combination is effected, without repayment. Michael Burns, as the sole shareholder of the Company, may receive benefits in the future if the Company is able to effect a business combination beneficial to the Company.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. Mr. Burns would not be considered an independent

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and Nevada state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

Audit related fees as of December 31, 2011	$3,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

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

Solido Ventures Inc.

Dated: March 31, 2012	By:	/s/ Michael Burns
Michael Burns
President & Chief Executive Officer & Director

`