Form 10-K/A
period 2011-12-31
Solido Ventures Inc.
filed 2012-04-26
CIK 1517391

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Solido Ventures Inc. (the “Company”) for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on April 2, 2012 (the “Form 10-K”), is to correct the number of outstanding shares set forth in Item 12.

No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Name and Address	Amount of Beneficial Ownership	Percent of Outstanding Stock
Michael Burns	37,500,000	100%

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Solido Ventures Inc.

Dated: April26,2012	/s/ Michael Burns
Michael Burns
President & Chief Executive Officer & Director

INDEX TO EXHIBITS

31.1	Certificate of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certificate of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002