Form 10-Q/A
period 2012-03-31
Solido Ventures Inc.
filed 2012-05-31
CIK 1517391

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Solido Ventures Inc.

(Name of Registrant in its Charter)

Nevada	000-54403	45-1283820
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 31, 2012
Common Stock, par value $.0001 per share	37,500,000

EXPLANATORY NOTE

The purpose of this Amendment No 2 (the “Amendment 2”) to the Quarterly Report on Form 10 Q of Solido Ventures Inc. (the “Company”) for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on March 30, 2012 (the “Form 10-Q”), is to include the XBRL financial statements.

No other changes have been made to the Form 10-Q.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q..

Exhibit Index

Exhibit Number	Description

31.1

Certification of the Company's principal Executive and Principal Financial Officer  pursuant  to  Section  302 of the Sarbanes-Oxley  Act  of 2002, with respect to the registrant's Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company's Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Solido Ventures Inc.

Dated: May 30, 2012	By:	/s/ Michael Burns
Michael Burns
President & Chief Executive Officer