Form 10-Q/A
period 2011-09-30
Solido Ventures Inc.
filed 2012-06-01
CIK 1517391

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

EXPLANATORY NOTE

The purpose of this Amendment No 2 (the “Amendment 2”) to the Quarterly Report on Form 10 Q of Solido Ventures Inc. (the “Company”) for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the “Form 10-Q”), is to include the XBRL financial statements.

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

Solido Ventures Inc.

Dated: June 1, 2012	By:	/s/ Michael Burns
Michael Burns
President & Chief Executive Officer