Form 10-K/A
period 2011-12-31
Solido Ventures Inc.
filed 2012-06-01
CIK 1517391

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No 2 (the “Amendment 2”) to the Annual Report on Form 10 K/A of Solido Ventures Inc. (the “Company”) for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on April 2, 2012 (the “Form 10-Q”), is to include the XBRL financial statements.

No other changes have been made to the Form 10-K/A.  This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Exhibit Index

Exhibit Number	Description

31.1

Certification of the Company's principal Executive and Principal Financial Officer  pursuant  to  Section  302 of the Sarbanes-Oxley  Act  of 2002, with respect to the registrant's Report on Form 10-K for the year ended December 31, 2011.

32.1	Certification of the Company's Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

3