Form 10-K/A
period 2011-12-31
Portus Holdings Inc.
filed 2012-09-12
CIK 1517391

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A-3

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

PORTUS HOLDINGS INC.

(Name of Registrant in its Charter)

Nevada	000-54403	45-1283820
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

110 East Broward Bvd

Suite 1700

Fort Lauderdale, FL  33301

 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 954.778.8211

SOLIDO VENTURES INC.

729 North Scott

Belton, MO  64912

(former name and address)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.   $-0-

At December 31, 2011 there were 37,500,000 shares of common stock issued and outstanding.  On June 12, 2012 the Company approved a 3:1 forward split resulting in 112,500,000 shares of common stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-k or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, our plans to acquire additional wind farms, commence development of the wind farms, our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2011 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management: Actions by our competitors; our inability to manage our growth, successfully develop our wind farms, borrowing costs, the regulatory environment and the loss of our key executives could materially adversely impact operations.

In addition, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by securities laws.

PART I

ITEM 1. BUSINESS

Portus Holdings Inc. f/k/a Solido Ventures, Inc. (“Portus” or the “Company”) was incorporated on March 31, 2011, under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Portus has been in the developmental stage since inception and has limited operations to date. The Company was n formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. There is no assurance that the Company will identify an acquisition candidate, generate revenues or become profitable.

ITEM 1(A). RISK FACTORS

An investment in us is highly speculative and involves a high degree of risk.

An investment in us is speculative and involves an extremely high degree of risk. We currently have not identified a suitable business combination and we can make no assurance that we will ever locate a suitable acquisition.

Our independent auditor has raised doubt about our ability to continue as a going concern.

We are in the development stage and have not yet generated any revenues or earnings from operations, possess no significant assets or financial resources and have no cash on hand. As a result, our independent auditor expressed substantial doubt as to our ability to continue as a going concern.

Our sole officer and director will allocate his time to other businesses, thereby possibly causing a negative impact on our ability to consummate a business combination.

Our sole officer and director is engaged in outside business activities, which may result in a conflict of interest in allocating his time between our operations and his other business activities. We do not intend to have any full time employees prior to the consummation of a business combination. If our sole officer and director's other business affairs requires him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our sole officer and director is not a professional business analyst which may adversely impact matters relating to the target business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity. His inexperience and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact our ability to identify and consummate a successful business combination.

Our business is difficult to evaluate because we have no operating business.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management and as a non-trading company we are at a competitive disadvantage to some of our competitors.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. At this time, we have no knowledge regarding the number of shell companies seeking to acquire an operating business. These competitive factors may reduce the likelihood of us identifying and consummating a successful business combination.

We are a development stage company, and our future success is dependent on the ability of management to locate and attract a suitable acquisition candidate.

We were incorporated on March 31, 2011, and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only limited time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

Management will not devote their full time in seeking to identify a potential acquisition candidate. There are no employment agreements and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited financial statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

Acquisition of merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

We have never paid dividends on our common stock and if we do not pay dividends in the future then our shareholders can only benefit from their shares by selling such stock either in the public marketplace or in a private transaction.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into us to further our business strategy.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure an acquisition to result in tax-free treatment for the companies or their shareholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations since our inception in March 31, 2011. We may not realize any revenue or achieve profitability unless and until we successfully merge with or acquire an operating business.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our shares may be subject to the “penny stock” rules, following such a reverse merger transaction which might subject you to restrictions on marketability and may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Additional risks may exist if we assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker- dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange and therefore it is possible that our stockholders will not be able to liquidate their investment in our stock and we may not have access to capital available to companies trading on these exchanges.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX). However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. However, there can be no assurance that we will be eligible to trade on the OTC Bulletin Board after a business combination. In addition, we will need a market-maker for quotation on the OTC Bulletin Board and there is no assurance that a market-maker will be obtained, or that an active market may develop for our common stock even if we are listed on the OTC Bulletin Board.

Due to the control by management of the 100% of the issued and outstanding common stock, our non-management shareholders will have no power to choose management or impact operations.

Management currently controls and votes 100% of our issued and outstanding common stock. Consequently, management has the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

(a)	Election of the Board of Directors;
(b)	Removal of directors;
(c)	Amendment to the our certificate of incorporation or bylaws; and
(d)	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs and other stockholders possess no practical ability to remove management or effect the operations of our business. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

Current economic conditions may preclude us from entering into a merger or acquisition and obtaining funding.

Current economic and financial conditions are volatile. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to this volatility. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slow-down. We cannot accurately predict how long these current economic conditions will persist; whether the economy will deteriorate further and how we will be affected.

We have no operating history, no revenue and lack profitable operations. We will incur expenses and costs related to accounting, the filing of Exchange Act reports and consummating a business combination without corresponding revenues, at least until the consummation of a business combination. This lack of operations and revenues may result in us incurring a net loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. Because of our lack of profits and possible increasing net losses and lacking operations, target business opportunities may decide to forgo a business combination with us.

We may incur additional costs of being a public company due to the difficulties of establishing and maintaining acceptable internal controls over financial reporting with no full time or part time employees, the expenses of being a reporting company pursuant to the Exchange Act of 1934 and the liability provisions of the Exchange Act of 1934.

The Company is a development stage company, with no operations and no revenues from operations. We may never realize any revenues unless and until we successfully merge with or acquire an operating business.

Because the Company has no operations and no revenues from operations, the Company has not established sufficient internal controls over financial reporting; therefore these costs are estimated to be zero as we do not currently plan to implement a robust control initiative given our lack of positive cash flow from operations and inherent lack of segregation of duties. If the Company were to attempt to mediate some of our segregation of duties issues and achieve effective internal controls we currently do not have adequate funding to implement such an initiative and therefore do not plan to implement this initiative.

ITEM 1(B). UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2011 the Company did not lease or own any property. A personal friend of the Company’s president offered Mr. Burns rent free office space. Mr. Burns used this space for both his own business endeavors and as the Company’s corporate headquarters.

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

In general there is greater liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Except for 37,500,000 (112,500,000 post split) shares of the Company’s common stock that were sold to the Company’s founder on March 31, 2012 for $3,750, there were no sales by the Company of unregistered securities.

The Company has never repurchased its equity securities.

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

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, the Company had sustained net losses of $3,835 and had accumulated a deficit of $3,835.

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

In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

Subsequent Events

On June 5, 2012, Michael Burns entered into a stock purchase agreement (the “Agreement”) with Portus Inc., a Nevada corporation, whereby Portus acquired all of the Company’s issued and outstanding shares of common stock. In connection with this transaction, Mr. Burns tendered his resignation and Mr. George Dale Murray, II was appointed the Company’s sole officer and director.

On June 12, 2012 the Company approved a 3:1 forward split of the Company’s common stock. As a result of the foregoing the number of issued and outstanding shares of common stock increased from 37,500,000 to 112,500,000.

On July 6, 2012 we dismissed Weaver & Martin, LLC as our independent registered public accounting firm and engaged the firm of MaloneBailey LLP.

ITEM 7(A) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the year ended December 31, 2011 and at March 31, 2011 are attached hereto beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

However, On July 6, 2012 we dismissed Weaver & Martin, LLC as our independent registered public accounting firm and engaged the firm of MaloneBailey LLP.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2011 and, based on his evaluation, and has concluded that the disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2011, was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MaloneBailey LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company 's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

Name	Age	Offices Held
Michael Burns*	34	President, CEO, Secretary

———————

*

On June 5, 2012 Mr. Burns tendered his resignation as the Company’s sole officer and director and George Dale Murray, II was appointed as our sole officer and director.

Management of the Company

As of December 31, 2011, the Company had no full time employees. Michael Burns was the sole officer and director of the Company and its sole stockholder. Mr. Burns has allocated a limited portion of time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of the Company.

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

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Name	Age	Offices Held	Dates Held
Michael Burns	34	President, CEO, Secretary, Director	May 10, 2011 to June 5, 2012

George Dale Murray, II	33	President, CEO, Secretary, Director	June 5, 2012 to Present

Mr. Burns is currently originating loans for Emery Federal Credit Union, based in Cincinnati Ohio. Mr. Burns has been originating loans since 2010 where he was a loan consultant at North American Savings Bank where he was one of the top producers and closed over $25M in loans in his first six months of production. Prior to loan production, Mr. Burns owned and operated several successful companies where he developed products, services, and a business plan that resulted in growth to over 50 employees and over $10 million in sales.

Mr. Murray has served as president of Portus Inc. since its inception in August 2011. From 2009 through 2011 Mr. Murray served as the chief executive officer of Simplified Nutrition OnLine, a cloud-based technology company specializing in dietary management software. From 2006 through 2008 Mr. Murray served as president of Lightsource Mining Company and as managing member of Burnmore Coal Group, LLC, both of these companies were engaged in mining activities in Eastern Kentucky. Also during this period, Mr. Murray served as an independent consultant for several public and private companies.

There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Recent Blank Check Companies

Mr. Burns is not involved in any other blank check companies.

Mr. Murray is not involved in any other blank check companies.

Conflicts of Interest

The officer and director of the Company works with other companies not similar in nature to the Company. Because management spends only a limited amount of time and resources on the Company, there are potential inherent conflicts of interest.

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

Corporate Governance.

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one stockholder who serves as the sole corporate director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional stockholder and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one stockholder of the Company, there is no established process by which a stockholder to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more stockholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

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

Name and Address	Amount of Beneficial Ownership	Percent of Outstanding Stock
Michael Burns	37,,500,000(1)(2)	100%

———————

(1)

Does not reflect 3:1 forward split in June 2012.

(2)

On June 5, 2012, Portus Inc. acquired all of the Company’s issued and outstanding shares of common stock from Mr. Burns. As a result, Portus, Inc. is our sole shareholder owning 112,500,000 of our issued and outstanding shares of common stock. Mr.  Murray is the sole officer and director of Portus, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2011 the Company has issued a total of 37,500,000 (112,500,000 post split) shares of common stock pursuant to Section 4(2) of the Securities Act for a total of $3,750 in cash.

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

AUDIT FEES. The aggregate fees billed for the audit of our financial statements was $3,000 at March 31, 2011 and $3,500 for the year ended December 31, 2011. We incurred no other related fees.

AUDIT-RELATED FEES. None except as set forth above.

TAX FEES. No fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2011 and March 31, 2011.

We do not have an audit committee. Therefore, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited financial statements of the Company as of March 31, 2011 and for the year ended December 31, 2011 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

The following report and financial statements are filed together with this Annual Report.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of March 31, 2011 and December 31, 2011
•	Statements of Operations for the Period Beginning and Ending March 31, 2011 (“Inception”) and from March 31, 2011 to December 31, 2011
•	Statement of Changes in Stockholders’ Equity for the period beginning March 31, 2011 Inception to December 31, 2011.
•	Statement of Cash flows for the Period Beginning and Ending March 31, 2011 and for the year ended December 31, 2011.
•	Notes to Financial Statements

(b)

Index to Exhibits

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTUS HOLDINGS INC.

Date: September 11, 2012	By:	/s/ George Dale Murray, II
George Dale Murray, II
Chief Executive Officer/ Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Dale Murray, II	Chief Executive Officer/ Director	September 11, 2012
George Dale Murray, II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Portus Holdings, Inc.

(a development stage company)

Fort Lauderdale, FL

We have audited the balance sheets of Portus Holdings, Inc., a development stage company, (the “Company”) as of December 31, 2011 and March 31, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the nine months ended December 31, 2011, the periods from March 31, 2011 (inception) through March 31, 2011 and December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portus Holdings, Inc. as of December 31, 2011 and March 31, 2011, and the results of its operations and its cash flows for the nine months ended December 31, 2011, the periods from March 31, 2011 (inception) through March 31, 2011 and December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Portus Holdings Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Portus Holdings Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 11, 2012

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2011	March 31, 2011
ASSETS

CURRENT ASSETS
Cash	$—	$3,750
TOTAL ASSETS	$—	$3,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$85	$3,750
TOTAL CURRENT LIABILITIES	85	3,750

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	—	—
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 112,500,000 shares issued and outstanding	11,250	11,250
Additional Paid in Capital	(7,500)	(7,500)
Deficit accumulated during the development stage	(3,835)	(3,750)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(85)	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$3,750

The accompanying notes are an integral part of the financial statements.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the nine months ended	For the period from March 31, 2011 (Inception) to	For the period from March 31, 2011 (Inception) to

	December 31, 2011	March 31, 2011	December 31, 2011
REVENUE	$—	$—	$—

EXPENSES
Finance & Accounting	—	3,000	3,000
Incorporation Expenses	—	750	750
Bank Charges	85	—	85
Total Expenses	85	3,750	3,835
NET (LOSS)	$(85)	$(3,750)	$(3,835)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	n/a

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	112,500,000	112,500,000	n/a

The accompanying notes are an integral part of the financial statements.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit Accumulated
	Common Stock		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficit
Balance – March 31, 2011 (inception)	—	—	—	—	—
Shares issued for cash	112,500,000	$11,250	$(7,500)	—	$3,750

Net Loss, period ended March 31, 2011	—			(3,750)	(3,750)
Balance - March 31, 2011	112,500,000	11,250	(7,500)	(3,750)	—

Net Loss, period April 1, 2011 to December 31, 2011	—	—	—	(85)	(85)
Balance, December 31, 2011	112,500,000	$11,250	$(7,500)	$(3,835)	$(85)

The accompanying notes are an integral part of the financial statements.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the period from March 31, 2011 (Inception) to	For the period from March 31, 2011 (inception) to

	December 31, 2011	March 31, 2011	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(85)	$(3,750)	$(3,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase / Decrease in accounts payable	(3,665)	3,750	85
NET CASH USED IN OPERATING ACTIVITIES	(3,750)	—	(3,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	3,750	3,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	3,750	3,750

INCREASE (DECREASE) IN CASH	(3,750)	3,750	—

CASH, BEGINNING OF PERIOD	3,750	—	—

CASH, END OF PERIOD	$—	$3,750	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

PORTUS HOLDINGS, INC. (the “Company”) was incorporated in the State of Nevada on March 31, 2011 as Solido Ventures, Inc. and changed its name to Portus Holdings, Inc. on June 14, 2012. The Company is a Development Stage Company as defined by ASC 915-10. The Company is a “blank check” company that intends to seek a merger or acquisition with an operating company. During 2012, the Company changed its fiscal year end to December 31 from March 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation and Going Concern

The financial statements have been prepared according to GAAP. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no business operations and has negative working capital and minimal stockholders’ equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The Company plans to improve its financial condition through additional sales of common stock. However, there is no assurance that the Company will be successful in accomplishing this objective. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

e) Income Taxes

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

f) Basic and Diluted Net Loss per Share

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

g) Development Stage Company

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

h) Recent Pronouncements

The Company does not expect any recent accounting pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 - CAPITAL STOCK

Preferred Stock. The Company has authorized 75,000,000 shares of preferred stock with a par value of $.0001 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. The Company has not issued any preferred shares as of December 31, 2011.

Common Stock. The Company has authorized 425,000,000 shares of common stock with a par value of $.0001 per share. As of December 31, 2011, there were 112,500,000 shares issued and outstanding that were sold on March 31, 2011 for $3,750 to the Company’s founder.

NOTE 4 - INCOME TAXES

The Company is subject to income taxes in the United States of America. As of December 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $3,800. Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs. As of December 31, 2011, the Company had an estimated deferred tax asset from its net operating losses of $1,300, of which 100% has been fully reserved.

NOTE 5 – SUBSEQUENT EVENTS

On June 5, 2012, Michael Burns entered into a stock purchase agreement (the “Agreement”) with Portus Inc., a Nevada corporation, whereby Portus acquired all of the Company’s issued and outstanding shares of common stock. In connection with this transaction, Mr. Burns tendered his resignation and Mr. George Dale Murray, II was appointed the Company’s sole officer and director.

On June 12, 2012 the Company approved a 3:1 forward split of the Company’s common stock. As a result of the foregoing the number of issued and outstanding shares of common stock increased from 37,500,000 to 112,500,000. All share and per share amounts have been restated to reflect this event from the first day of the first period presented.