Form 10-Q
period 2012-03-31
Portus Holdings Inc.
filed 2012-09-27
CIK 1517391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number:  000-54403

PORTUS HOLDINGS INC.

(Name of registrant as specified in its charter)

Nevada	45-1283820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East Broward Blvd.  Suite 1700

Fort Lauderdale, Florida  33301

(Address of principal executive offices)(Zip Code)

(954)778-8211

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  118,975,000 shares of Common Stock as of September 24, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$83	$85
TOTAL CURRENT LIABILITIES	83	85

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 112,500,000 shares issued and outstanding	11,250	11,250
Additional Paid in Capital	$(7,500)	$(7,500)
Deficit accumulated during the development stage	$(3,833)	$(3,835)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(83)	$(85)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Period from March 31, 2011 (Inception) to March 31, 2011	For the Period from March 31, 2011 (Inception) to March 31, 2012
REVENUE	$-	$-	$-

EXPENSES
Finance & Accounting	-	$3,000	$3,000
Incorporation Expenses	-	$750	$750
Bank Charges	$(2)	-	$83
Total Expenses	$(2)	$3,750	$3,833
NET INCOME (LOSS)	$2	$(3,750)	$(3,833)

NET LOSS PER SHARE
Basic and diluted	$0.00	$(0.00)	-

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	112,500,000	112,500,000	-

The accompanying notes are an integral part of the unaudited financial statements.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Period from March 31, 2011 (Inception) to March 31, 2011	For the Period from March 31, 2011 (Inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2	$(3,750)	$(3,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase / Decrease in accounts payable	(2)	3,750	83
NET CASH USED IN OPERATING ACTIVITIES	-	-	(3,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,750	3,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,750	3,750

INCREASE (DECREASE) IN CASH	-	3,750	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$-	$3,750	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

PORTUS HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012

NOTE 1 – BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of $3,833 for the period from March 31, 2011 (inception) to March 31, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

NOTE 3 - SUBSEQUENT EVENTS

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

The Company has issued a total of 6,475,000 shares of its common stock pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Portus Holdings Inc. f/k/a Solido Ventures, Inc. (“Portus” or the “Company”) was incorporated on March 31, 2011, under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Portus has been in the developmental stage since inception and has limited operations to date. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

As of March 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. There is no assurance that the Company will identify an acquisition candidate, generate revenues or become profitable.

The Company has no employees and one officer, director and shareholder.

Our Business

Comparison of Operating Results for the Three Months ended March 31, 2012 and from Inception (March 31, 2011) through March 31, 2012.

Since Inception, we have not generated revenues and do not anticipate generating revenues unless we are successful in acquiring an operating company. Cost incurred to date were financed from the sale of our common stock. We incurred nominal expenses for the period ended March 31, 2012. Since Inception we incurred a total of $3,833 in total expenses including $3,000 in finance and accounting fees,$750 in incorporating expenses and $83.00 in bank charges. Our Net Loss since Inception totaled $(3,833).

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2012 and December 31, 2011 we had no asset. Accounts payable totaled $83.00 and $85.00 respectively.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Rate Risk

Interest Rate Risk

Not applicable.

Item 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 20121and, based on his evaluation, and has concluded that the disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed in our amended Annual Report filed with the Securities and Exchange Commission on September 9, 2012.

Item 2.

Unregistered Sales of Equity Securities.

During the three months ended March 31, 2012 we did not issue any shares of our common stock.

Item 3.

Defaults upon senior securities.

None.

Item 4.

Mine Safety Disclosure.

Not applicable.

Item 5.

Other information

None.

Item 6.

Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Portus Holdings Inc.

Date: September 24, 2012

	By:	George Dale Murray, II
George Dale Murray, II
Chief Executive Officer