Form 10-Q
period 2012-06-30
Portus Holdings Inc.
filed 2012-10-03
CIK 1517391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  112,900,000 shares of Common Stock as of October 1, 2012.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$81	$85
TOTAL CURRENT LIABILITIES	81	85

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 112,500,000 shares issued and outstanding	11,250	11,250
Additional Paid in Capital	$(7,500)	$(7,500)
Deficit accumulated during the development stage	$(3,831)	$(3,835)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(81)	$(85)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the period from March 31, 2011 (inception) to June 30, 2011	For the period from March 31, 2011 (inception) to June 30, 2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Finance & Accounting	-	-	-	3,000	3,000
Incorporation Expenses	-	-	-	750	750
Bank Charges	(2)	-	(4)	-	81
Total Expenses	(2)	-	(4)	3,750	3,831
NET INCOME (LOSS)	$2	$-	$4	$(3,750)	$(3,831)

NET LOSS PER SHARE
Basic and diluted	$0.00	$0.00	$0.00	$(0.00)	n/a

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	112,500,000	112,500,000	112,500,000	112,500,000	n/a

The accompanying notes are an integral part of the unaudited financial statements.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2012	For the Period from March 31, 2011 (Inception) to June 30, 2011	For the Period from March 31, 2011 (Inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$4	$(3,750)	$(3,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase / (Decrease) in accounts payable	(4)	3,750	81
NET CASH USED IN OPERATING ACTIVITIES	-	-	(3,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,750	3,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,750	3,750

INCREASE (DECREASE) IN CASH	-	3,750	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$-	$3,750	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

PORTUS HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2012

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of $3,831 for the period from March 31, 2011 (inception) to June 30, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

NOTE 3 - CAPITAL TRANSACTIONS

On June 5, 2012, Michael Burns entered into a stock purchase agreement (the “Agreement”) with Portus Inc., a Nevada corporation, whereby Portus acquired all of the Company’s issued and outstanding shares of common stock. In connection with this transaction, Mr. Burns tendered his resignation and Mr. George Dale Murray, II was appointed the Company’s sole officer and director.

On June 12, 2012 the Company approved a 3:1 forward split of the Company’s common stock. As a result of the foregoing, the number of issued and outstanding shares of common stock increased from 37,500,000 to 112,500,000. All share and per share amounts have been restated to reflect this event from the first day of the first period presented.

NOTE 4 - SUBSEQUENT EVENTS

On September 24, 2012, the Company issued 400,000 shares of its common stock at $1.00 per share to a single investor.

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

The Company is currently conducting due diligence on a business which provides dietary and food service management software which concentrates in the long-term care segment of the industry represented by nursing homes, assisted living facilities and correctional institutions.

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

The Company has no employees, one officer and one director.

Our Business

Comparison of Operating Results for the Three Months ended June 30, 2012 and June 30, 2011, for the Six Months ended June 30, 2012 and from Inception, March 31, 2011, through June 30, 2012.

Since Inception, we have not generated revenues and do not anticipate generating revenues unless we are successful in acquiring an operating company. For the three and six months ended June 30, 2012 our only income was $2 and $4 from bank, respectively. For the three months ended June 30, 2011, we had no activities. From March 31, 2011(inception) through June 30, 2012, we incurred a total of $3,750 in expenses representing finance, accounting and incorporating fees.

Costs incurred to date were financed from the sale of our common stock. We incurred nominal expenses for the three and six months ended March 31, 2012. Since Inception we incurred a total of $3,831 in total expenses including $3,000 in finance and accounting fees,$750 in incorporating expenses and $81 in bank charges. Our Net Loss since Inception totaled $3,831.

Liquidity and Capital Resources

Assets and Liabilities

At June 30, 2012 and December 31, 2011 we had no asset. Accounts payable totaled $81 and $85, respectively.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Rate Risk

Interest Rate Risk

Not applicable.

Item 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2012 and, based on his evaluation, and has concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed in our amended Annual Report filed with the Securities and Exchange Commission on September 9, 2012.

Item 2.

Unregistered Sales of Equity Securities.

During the six months ended June 30, 2012 we did not issue any shares of our common stock.

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

Date: October 1, 2012

	By:	George Dale Murray, II
George Dale Murray, II
Chief Executive Officer