Form 10-Q
period 2012-09-30
Portus Holdings Inc.
filed 2012-11-15
CIK 1517391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

COMMISSION FILE NUMBER: 000-54403

PORTUS HOLDINGS INC.

(Name of registrant as specified in its charter)

NEVADA	45-1283820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East Broward Blvd. Suite 1700

Fort Lauderdale, Florida 33301

(Address of principal executive offices) (Zip Code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 112,900,000 shares of Common Stock as of November 13, 2012.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash	$147,621	$-
Acquisition Deposit	40,000
TOTAL ASSETS	$187,621	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$-	$85
TOTAL CURRENT LIABILITIES	-	85

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 112,900,000 and 112,500,000 shares issued and outstanding respectively	11,290	11,250
Additional Paid in Capital	392,460	(7,500)
Deficit accumulated during the development stage	(216,129)	(3,835)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	187,621	(85)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$187,621	$-

The accompanying notes are an integral part of the unaudited financial statements

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the period from March 31, 2011 (inception) to September 30, 2011	For the period from March 31, 2011 (inception) to September 30, 2012

Finance & Accounting	$27,608	$-	$27,608	$3,000	$30,608
Legal	10,000	-	10,000	-	10,000
General and Administrative	174,690	55	174,686	805	175,521
Total Expenses	212,298	55	212,294	3,805	216,129
NET INCOME (LOSS)	$(212,298)	$(55)	$(212,294)	$(3,805)	$(216,129)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	n/a

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	112,645,652	112,500,000	112,548,905	112,500,000	n/a

The accompanying notes are an integral part of the unaudited financial statements

PORTUS HOLDINGS, INC.

F/K/A SOLIDO VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2012	For the period from March 31, 2011 (Inception) to September 30, 2011	For the period from March 31, 2011 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212,294)	$(3,805)	$(216,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase / (Decrease) in accounts payable	(85)	3,750	-
NET CASH USED IN OPERATING ACTIVITIES	(212,379)	(55)	(216,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for deposit on acquisition	(40,000)	-	(40,000)
NET CASH USED IN INVESTING ACTIVITIES	(40,000)	-	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	400,000	3,750	403,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,000	3,750	403,750

INCREASE (DECREASE) IN CASH	147,621	3,695	147,621

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$147,621	$3,695	$147,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements

PORTUS HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2012

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a net loss of $112,110 for the period from March 31, 2011 (inception) to September 30, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

NOTE 3 – CAPITAL TRANSACTIONS

On July 27, 2012, G. Dale Murray II, the company’s CEO and President opened a checking account in the name of Portus Holdings Inc for one hundred dollars ($100).

On August 22, 2012, the company received Three Hundred Thousand Dollars ($300,000) in exchange for Three Hundred Thousand shares of Portus Holdings Inc.’s common stock.

On September 13, 2012, the company received an additional One Hundred Thousand Dollars in exchange for One Hundred Thousand shares of Portus Holding Inc.’s common stock.

NOTE 4 – SUBSEQUENT EVENTS

On October 12, 2012  Portus and Portus Acqusition Corp., our wholly owned subsidiary, entered into a Share Exchange Agreement with Surequest Systems, Inc., a Delaware Corporation, (“SureQuest”) and its wholly owned subsidiary Surequest Systems, Inc., a Texas corporation, (“SureQuestTX”)

The Agreement provides in part for the Company to acquire all of the issued and outstanding shares of common stock of SureQuestTX in exchange for all of the issued and outstanding shares of common stock of Portus Acquisition Corp. A good faith deposit in the amount of $40,000 was issued at that time.

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

The Company is a shell corporation whose sole objective is identify a prospective acquisition candidate.

On October 12, 2012  Portus and Portus Acqusition Corp., our wholly owned subsidiary, entered into a Share Exchange Agreement with Surequest Systems, Inc., a Delaware Corporation, (“SureQuest”) and its wholly owned subsidiary Surequest Systems, Inc., a Texas corporation, (“SureQuestTX”)

The Agreement provides in part for the Company to acquire all of the issued and outstanding shares of common stock of SureQuestTX in exchange for all of the issued and outstanding shares of common stock of Portus Acquisition Corp.

At Closing, Portus Acquisition Corp. is to have cash assets totaling $5,000,000.  We will not be able to close on this transaction without securing additional financing.  There is no current commitment to fund this acquisition nor can there be any assurance that Portus will be successful in securing additional financing.

SureQuestTX is a Software-as-a-Service (SaaS) Company utilizing cloud computing to bring its suite of products to multiple markets.  SureQuestTX provides dietary and food service management software, menu services and dietary consulting to the institutional food service industry. SureQuestTX has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care segment of the industry represented by nursing homes and assisted living facilities. The SureQuestTX software and other products are also used in other institutional settings including hospitals, continuing care retirement communities, correctional facilities and educational facilities.

Currently Portus has one officer and one director.

Our Business

Comparison of Operating Results for the Three Months ended September 30, 2012 and 2011, for the Nine Months ended September30, 2012 and from Inception, March 31, 2011, through September30, 2012.

Since Inception, we have not generated revenues and do not anticipate generating revenues unless we are successful in securing additional funding to acquire SureQuestTX.  Our sole business has been to search for and identify potential acquisition candidates.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012 our focus has been completing our due diligence investigation of SureQuestTX and identifying potential financing activities. In connection with our due diligence investigation we incurred significant legal, accounting and administrative expenses. These expenses totaled $10,000, $27,608 and $ 174,841 respectively. Total expenses during this quarter were $212,449.  During the three months ended September 30, 2011 total expenses were $3,750 consisting of accounting fees totaling $3,000 and $750 in incorporating expenses. During this period, no expenses were incurred in connection with the Company looking for potential business acquisitions.

Our Net Loss for these periods was $(212,449) as compared to $(3,750).

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

Most of the expenses that we incurred were in connection with our due diligence investigation of SureQuestTX occurred during the three months ended September 30, 2012. As a result, there are few expenses that we incurred prior to the most recently completed fiscal quarter. For the nine months ended September 30, 2012 total expenses were $212,449 consisting of $30,608 in finance and accounting fees, $10,000 in legal fees, $174,841 for general and administrative fees. There were nominal expenses attributable to incorporating expenses and bank fees.  For the nine months ended September 30, 2011 expenses totaled $3,750 consisting of finance and accounting totaling $3,000 and $750 attributable to incorporating expenses.

We had a net loss of $(212,449) and $(3,750) respectively.

Operating Results since Inception

We have never generated revenues.  Our total expenses were $216,280 consisting primarily of finance and accounting fees totaling $30,000, legal fees totaling $10,000 and general and administrative expenses totaling $174,841. Net loss since Inception totaled $(216,280).

Liquidity and Capital Resources

Assets and Liabilities

At September30, 2012 we had cash of $147,622 and account deposits totaling $40,000. Our total assets were $187,622 and we have no liabilities. At December 31, 2011 we had no assets and limited liabilities. .

If we are not successful in securing additional financing to acquire SureQuestTX, we believe that we have sufficient assets to continue to look for other business opportunities.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Interest Rate Risk

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September30, 2012 and, based on his evaluation, and has concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our amended Annual Report filed with the Securities and Exchange Commission on September 9, 2012.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES.

During the quarter ended September 30, 2012 we issued a total of 400,000 shares of common stock to an investor in exchange for $400,000.

At all times relevant:

—

the sale was made to a sophisticated or accredited investor;

—

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

—

at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and

—

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising

In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(2) of the Securities Act.

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

Date: November 15, 2012

	By:	George Dale Murray, II
George Dale Murray, II
Chief Executive Officer