Form 10-K
period 2012-12-31
Portus Holdings Inc.
filed 2013-04-16
CIK 1517391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-54403

PORTUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-1283820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East Broward Blvd. Suite 1700
Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 954.778.8211

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form
10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $0

As of April 15, 2013, the registrant had 112,983,000 common shares issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

PART I

Item 1.       Business

Overview:

Portus Holdings Inc. was incorporated on March 31, 2011, under the laws of the State of Nevada. Our principal business is focused on creating a multilingual, multiple functionality, and global food and beverage service platform (“Portus Cloud”). Portus Cloud is a global, multilingual, cloud based food and beverage service “portal” where customers will be able to manage an entire food and beverage service business or enterprise anywhere in the world, anytime and in any language.

Portus Cloud is intended to serve the food service management industry globally. Customers expected to utilize Portus Cloud include hospitals, nursing homes, long term care, restaurants, education facilities, military, hospitality, cruise lines, corporate dining and catering facility. Portus Cloud’s functionality and design allows the managers to effectively access the supply chain and effectively manage their business in any of these industries. It will enable the creation of recipes and menus, sourcing, costing and ordering the ingredients for proper preparation and presentation and where needed clinical feedback and in multiple languages.

An advantage to the platform is it can be accessed anywhere there is access to the internet and is a potential advantage to all operator types in that the access is available in the field, the office the kitchen or table side. The system can even be used to enhance the consumer experience as the operator desires. The system is flexible and continually being enhance. The cost to the user; subscribe and log on and use whatever web portal they choose. The functionality that they need and desire is at their fingertips, with no ongoing IT cost associated with installed software programs and ease of implementation.

On October 12, 2012 Portus and Portus Acqusition Corp., our wholly owned subsidiary, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Surequest Systems, Inc., a Delaware Corporation, (“SureQuest”) and its wholly owned subsidiary Surequest Systems, Inc., a Texas corporation, (“SureQuestTX”). The Exchange Agreement provides in part for the Company to acquire all of the issued and outstanding shares of common stock of SureQuestTX in exchange for all of the issued and outstanding shares of common stock of Portus Acquisition Corp. The closing of the Exchange Agreement is conditioned on, among other things, the Company having cash assets totaling $5,000,000.

As a part of Portus’s strategy, on February 8, 2013 we licensed the data base and functional platform for this service from SureQuest to allow us to launch Portus Cloud. The Company is pursuing potential customers but has earned no revenues.

Our Services

Portus Cloud is a software as a service platform that effectively and efficiently manages the food and beverage supply chain from “field to fork”. We plan to offer cloud-based solutions for the management of the food and beverage service industry that provides inventory, sourcing, pricing and ordering, providing nutritional database, creating recipes and menus, preparing, presenting and serving and where needed documenting. Our solutions will deliver the core functions (core functions being identifying food its origins, sourcing and ordering, ,content, nutritional information, traceability, design of menus, meals and recipes, provide safe guards in handling and preparation and accurate delivery of the meal to the table) required to effectively manage both the human capital and financial resources of a food service organization, where a reliable global system of record is critical. We have designed our solutions for the way people work today, enabling workers to interact, collaborate and make business decisions using accurate data from a wide variety of devices, in real-time and on a global basis. Our innovative technology foundation will enable our customers to embrace the rapid pace of change in their business, operate with a more complete picture of their business and provide a modern and intuitive user experience, while substantially reducing the cost of their IT associated with their food and beverage operations.

The various segments of the food service industry that we intend to serve, whether a large global enterprise or a corner deli, Portus Cloud will deliver the rich functionality and data base needed to provide the highest quality of food preparation and presentation without the need of expensive hardware and IT cost.

In addition, Portus Cloud will provide a valuable tool for growers/producers, food distributors, food service managers and manufacturers by tying together the supply chain through its systems. By bringing connectivity to all of the players in the supply chain, Portus Cloud creates a platform for more efficient communications and traceability of foods between the various industries. For example, by bringing growers into the system, the growers will have a direct link to all consumers (food preparers, manufacturers and even retail) to help sell their products locally and provide direct access for the food preparers to fresh produce having the effect of reduced cost for the preparer and reducing carbon emissions. In the process we standardized the information throughout the system creating better information on content and nutritionals and enhancing traceability.

Our goal is to become a major cloud based software provider for food beverage service management. We will accomplish this by providing food and nutrient data base management that provides mission critical food service management to the healthcare, institutional, dining management and restaurant space. Our license with SureQuest’s proven will provide the platform that we will build out the multilingual capacity as well as the added functions to appeal to all areas of food service management. We intend to further develop the product for application for home healthcare, military and other mobile applications. It is also the plan to monetize our data base platform by offering to companies that plan to develop consumer based mobile applications. For example these applications could include healthy living, weight loss and other dietary related needs.

Cloud Based Technology

The pervasiveness of the Internet, along with the dramatic declines in the pricing of computing technology and network bandwidth, have enabled a new generation of enterprise computing in which substantial components of information technology, or IT, infrastructure can be provisioned and delivered dynamically on an outsourced basis. This new computing paradigm is sometimes referred to as utility computing, while the outsourced software applications are referred to as on-demand application services. On-demand application services enable businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with little or no implementation services required and without the need to install and manage third-party software in-house. The market for on-demand application services is projected to reach $37.9 Billion in 2012 as report by VisionGain, a London based independent market research firm.

The cloud is an on-demand virtual server accessible through the Internet. The cloud can be built as large as needed to meet customer demands without the costs and the infrastructure that have always been limiting factors. Traditionally, software programs are dedicated to a single workspace, function one at a time and are limited in scope and size to the internal (IT) resources that are available. Business software delivery models have evolved tremendously over the last decade.  We have gone from the old “DOS” (Disk Operating Systems) programs that reside on-premise to Windows® programs, also residing on-premise, to ‘off-site hosted’ programs residing on outside servers. Now there is “Software as a Service” (SaaS) via the Cloud.

Impact of Cloud on End-User

The two most significant differences between cloud based software and traditional on site software programs is that the user no longer owns the software and it does not matter where the software is located. Users simply pay to use the application. SaaS can be accessed at any time and from any place from any Internet-connected device (PC, Laptop, Tablet or Smart Phone, etc). End users generally pay a subscription fee for as long as the services are needed.

SaaS is typically defined by the delivery model rather than the underlying technology. A number of software vendors call themselves SaaS vendors and although any SaaS solution is [technically] ‘hosted’, the term ‘hosted’ is not synonymous with SaaS.  Real SaaS Vendors support a single code base across all customers – also known as multi-tenancy. SaaS vendors develop, support and deploy a single version of software across all customers, enabling the vendor to focus on on-going value-added innovation.

Traditional on-premise software vendors that host their on-premise applications cannot offer the benefits of real SaaS based technology. These vendors must expend too many of their resources maintaining multiple versions of their applications as well as the broad matrix of supporting infrastructure to deliver the application.  Since their customers are typically on different versions at any given time, these so called SaaS vendors are unable to share infrastructure and operational resources.  As a result their customers do not benefit from these efficiencies and wind up ‘footing the bill’ for maintaining upgrades which are not provided as frequently as they could if based on true SaaS technology.  A true SaaS vendor with 1,000 customers can upgrade all of them with a single upgrade to the Cloud.  The on-premise (or installed) software vendor must send out 1,000 individual upgrades and involve each customer in the process. The next upgrade may well be ready for release before the previous upgrade process is complete.  The “hosted” software vendor without multi-tenancy, is not much more efficient – as this vendor will still need to upgrade all of their customers individually, even though the vendor may send all of the upgrades to the same place in the Cloud.

Major characteristics of Software as a Service (SaaS) are:

•	customers share a single version of the software (application)

•	customers share the same IT infrastructure and operational resources

•	updates are included with the service at no extra charge

•	customers enjoy world class security for data center operations, applications and data

•	service level guarantees that define and insure up time, backup and disaster recovery

•	ongoing maintenance, development and performance tuning

•	no perpetual licenses – pay as you go pricing

The Enterprise Application Software Market

Advances in computing and communications technology have enabled businesses to automate and improve their basic business processes. Many businesses have purchased, built and deployed a wide range of enterprise software applications in such areas as enterprise resource management, or ERM. While technology improvements have brought increased processing power and functionality to enterprise software applications, businesses have been challenged to realize the benefits of these applications for a variety of reasons, including the following:

•	Difficulty of deployment . The increasing number and complexity of installed applications, operating systems, networks and computer systems have made it difficult and time consuming for businesses to implement and use enterprise software applications.

•	High cost of ownership . Installed Enterprise software applications carry a high total cost of ownership. Customers must make significant investments, both initially and on an ongoing basis, in applications and IT infrastructure, including computer systems, networks, software licenses and maintenance.

In an attempt to address these challenges, many enterprise software application vendors have adapted their products to be accessible over the Internet. However, as these products were not originally designed to be delivered over the Internet as a service, they have failed to address these challenges. In addition, because they are not easy-to-use, users have been hesitant to adopt these complex, non-intuitive applications.

Emergence of On-Demand Application Services:

The pervasiveness of the Internet, along with the dramatic declines in the pricing of computing technology and network bandwidth, have enabled a new generation of enterprise computing in which substantial components of IT infrastructure can be provisioned and delivered dynamically on an outsourced basis. This new computing paradigm is sometimes referred to as utility computing, while the outsourced software applications are referred to as on-demand application services. On-demand application services enable businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with little or no implementation services required and without the need to install and manage third-party software in-house.

Key attributes of successful on-demand application services include:

•	a fully outsourced service accessible over the Internet;

•	rapid and simple deployment, configuration and training;

•	a comprehensive set of application features;

•	a scalable, secure and reliable application architecture that can economically support tens of thousands of customers simultaneously;

•	the ability to integrate with businesses’ existing third-party and internally developed enterprise applications and databases; and

•	the ability to tailor the appearance, policy settings, workflow and other characteristics of the service to meet the needs of a diverse customer base.

On-demand application services contrast with the traditional enterprise software model, which requires each customer to install, configure, manage and maintain the hardware, software and network services to implement the software application in-house. Enterprise software vendors must maintain support for numerous legacy versions of their software and compatibility with a wide array of hardware devices and operating environments. These services also contrast with solutions offered by first-generation application service providers, commonly referred to as ASP’s, which host third-party enterprise applications on behalf of their customers. Since these ASPs are deploying traditional third-party software applications with each customer typically running on a separate instance, or copy, of the software, ASPs remain challenged by the time and expense problems associated with purchasing, implementing, integrating, maintaining and supporting these applications. Additionally, because ASP hosting typically involves the installation of one dedicated server or set of servers to support a small number of customers, ASPs are challenged to cost-effectively scale to support a larger customer base.

We believe the shift to on-demand application services will provide significant benefits by reducing the risks and lowering the costs of purchasing and deploying information technology resources, managing software and hardware upgrades, and hiring expensive IT personnel to maintain applications. As a result, we believe the emergence of on-demand application services will bring about a fundamental transformation in the enterprise software industry as businesses will be able to replace their purchased software with subscriptions to a wide range of application services. The market for on-demand application services is projected to reach $39 Billion by the end of 2012 as reported by VisionGain, an independent research firm.

The Opportunity for On-Demand Food and Beverage Service Management Application Services :

Our category of enterprise software applications in which businesses have made significant investments has been dietary management. We are changing the dynamic and expanding the reach of our products and services to globally manage the food service industry. Our suite of services is intended to enable businesses to automate the key elements of managing food services process from provisioning to consumption.

The difficulties that companies have faced in deploying and maintaining enterprise software applications have been particularly true in cost effective delivery of quality food. The high cost of traditional enterprise solutions has limited companies in acquiring adequate systems to plan, design, implement and deliver quality food. By going to the cloud, these services can be delivered at an affordable price with higher security of data and a greater ability to interface with other enterprise products to streamline the control food service and dietary needs of the consumers.

Key advantages of our cloud based food service management solution include:

•	Rapid deployment. We expect that our service can be deployed rapidly and provisioned easily, since our customers do not have to spend time installing or maintaining the servers, networking equipment, security products or other infrastructure hardware and software necessary to ensure a scalable and reliable service. We believe the average time that a customer requires to deploy our service is significantly shorter than typical traditional dietary management software deployments. We also offer complementary consulting and training services to assist customers in rapidly deploying and optimizing their use of our service.

•	Enable high levels of user adoption . We have designed our service to be easy-to-use and intuitive. Our service will contains many tools and features recognizable to web users as well as drag and drop and multiple open windows convenience not found in other web based applications.

As a result, our users will not require substantial training on how to use and benefit from our service. We intend to conduct extensive surveys of our users to gauge their experiences with our service so that we may determine potential areas of improvement.

•	Lower total cost of ownership. We expect our service will enable customers to achieve savings relative to the traditional enterprise software model. Our service enables customers to automate processes without having to make large and risky upfront investments in software, hardware, implementation services and additional IT staff. In addition, because all upgrades are implemented by us on our servers they automatically become part of our service and therefore benefit all of our customers immediately.

•	Extensive features, functionality and configurability. We will offer a comprehensive array of features that meet the needs of businesses of any size. Our service will support the key functional areas within food service management. Furthermore, most features of our service can be accessed through a variety of devices, including laptop computers, PDAs and wireless devices.

•	Secure, scalable and reliable delivery platform. The delivery platform for our service has been designed to provide our customers with high levels of reliability, performance and security. The IT systems within our data center have mirror fail-over redundancy. We have built a comprehensive security infrastructure, including firewalls, intrusion detection systems and encryption for transmissions over the Internet, which we monitor and test on a regular basis. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably and cost-effectively to tens of thousands of customers and millions of users. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously. Our architecture also enables us to segment access privileges across our user base.

·	Ease of integration. Our platform is designed to enable IT professionals to integrate our service with existing applications quickly and seamlessly.

Products and Services

The Company’s primary products and services will include food service management software, menu services and customer software support services.

Targeted Markets:

The U.S. population is rapidly aging and the over-65 group is expected to double by the year 2030. LTC facilities will grow, over time, to meet the demand of this demographic trend and will require use of dietary software to operate, effectively and efficiently. In addition, the increasing awareness and focus of proper nutrition and the growing concern by the public in general to reduce obesity and diabetes in the U.S., our services will provide excellent tools to improve the way people eat. The core business segments listed below are already doing something to manage their food service process. Most are doing so with installed, expense software products with little flexibility for enterprise wide applications. Many are required to have electronic medical records and need to have dietary tied in with it. We intend to integrate and deploy our products and services across the following industries.

Domestic Institutions

The domestic institutions we intend to target include hospitals, assistant living facilities, nursing homes, schools, universities and the armed forces.

Hospitals, skilled nursing, assisted living, schools, universities, and armed services get the benefit of scalable services that provide ingredients, menus, pricing of meals, and barcode inventory management. With this product the opportunity is created to expand globally to multi-national companies offering an enterprise resource management solution to companies now using many different software platforms that do not interface and work together.

Restaurants

Companies need menu planning, catering, ordering, and inventory management. We intend to provide these services for corner cafes to restaurant chains that are operating globally

Dining Management

Dining managers manage business dining rooms, retirement, assisted living, skilled nursing and adult day-care facilities, schools, universities, hotels and conventional dining operations. We intend to enter into contracts with dining management providers and enable them to use our system in accessing recipes, menus, and inventory management applications in their daily operations. We intend this to be a cost-effective solution that improves their operations and insures quality.

Marketing Strategy

Our objective is to be a leading provider of on-demand application services for the food service industry worldwide. Key elements of our strategy include:

•	Strengthen and extend our service offering. We designed our service to easily accommodate new features and functions as well as the release of entirely new application services. We may also offer advanced modules for an additional subscription fee to customers that require enhanced capabilities.

•	Pursue new customers and new territories aggressively. We believe that our on-demand application service provides significant value for businesses of any size, from small businesses to Fortune 500 corporations. In addition, our language translator will allow us to form strategic alliances globally creating the global backbone for the food service industry. As a result, we will continue to aggressively target businesses of all sizes, through our direct sales force and or strategic alliances with food distributors and food service management companies. We plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service. We also believe that there is a substantial market opportunity for our service outside of North America. We plan to continue to aggressively market to customers outside of North America by building partnerships that help us add customers in these regions and increasing the number of languages we support.

In addition, we intend to add a sales director to international markets in Europe, Latin America, Asia, China and India.

Competition

The market for food service software applications is highly competitive and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our entry into the “Cloud” has set us apart from the majority of vendors. We believe that our years of experience (principal officers have previously managed a dietary management software provider) and success in the traditional software industry and moving to the “Cloud”, has greatly enhanced our competitive position. Historically, we have competed with vendors of packaged dietary management software (DMS), whose software is installed by the customer directly or is hosted by first generation, application service providers (ASP) on the customer’s behalf, which requires substantial IT and hardware costs. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop and/or bundle DMS products with their products in the future.

Being a software as a service that is cloud based and designed for multitenancy (distributing the cost of the service over thousands of customers using the same software at the same time) the customer only has the cost of the subscription fee and implementation and does not have the added cost of expensive hardware and IT staff to maintain it as is the case with traditional installed software.

Our current principal competitors include:

Computrition – Computrition is a subsidiary of Constellation Software of Canada. Computrition has a large client base but is relegated to the old client server based business model. Management believes that Computrition will not offer its clients the newer SaaS and cloud delivery models so the company is forced to try to compete in a market with an archaic business model with tens of thousands of dollars of up front server and maintenance costs to the end user. This issue has seen Computrition consistently lose market share to its competition over the past few years.

Momentum Healthware - Momentum is a Microsoft platform dietary management solution. They offer a full suite of products but have limited capabilities as it pertains to SaaS and have no Cloud solution. We believe that the company will have a hard time competing because the markets are demanding a seamless interface with Electronic Medical Record Companies, which Momentum will not be able to do until they are at least HL5 compliant and in the Cloud. Momemtum's major focus is the skilled and long term care markets.

Simplified Nutrition Online – SNO is a cloud based application focusing mainly on skilled nursing. SNO currently has over 600 facilities under contract with limited growth capital.

CBord - CBord is one of the largest competitors in the market and a subsidiary of Roper Industries. The company currently relies on a server based business model. Because of their large up front expense CBord has moved away from the acute and long term care markets and focused on hospitals and universities as the market trends to more efficient and cost saving solutions.

Vision Software – Vision is a cloud based competitor. Vision software's current pricing is significantly higher which has limited them thus far to hospitals and growth in other areas.

Effect of Government Regulations

There are currently no governmental regulations affecting the conduct of the Company’s business other than the normal and usual governmental regulations affecting all businesses. The primary market for the Company’s services has been the healthcare industry, which is a highly regulated industry. Therefore, the Company’s customers are subject to numerous governmental regulations, including Medicare and Medicaid, which directly affect the facilities’ ability to pay the costs of the Company’s products and services. The regulations on the healthcare industry as it relates to food service create pressure to minimize the costs. Because we deliver our service as a subscription service ad that it is accessable from any internet connected device, it lowers the cost to our healthcare clients significantly versus tradional installed software solutions.

Research and Development

With technological advances coming at an ever increasing pace, we intend to devote necessary resources as necessary to improve and increase features and functionality of our services. To date we have not expended any money on research and development but intend to as our capital raising activities increase.

Employees:

As of February 11, 2013, the Company has 2 employees, consisting of our President, Chief Executive Officer, and Chief Financial Officer, G. Dale Murray, and our Executive Vice President, L. Clay Edmonds.

Environmental Compliance

As a software Company, compliance with environmental standards has had little impact on the Company.

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 1B.   Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 2.      Properties

Our executive office is located at 110 East Broward Boulevard, Suite 1700, Ft Lauderdale, FL 33301 and 250 Park Avenue, 7th Floor, New York, NY 10177. We occupy approximately 1750 S.F. including offices, reception, kitchen and conference room on a month to month lease..

Item 3.      Legal Proceedings

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is presently no public market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTCBB upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares of common stock will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders of Capital Stock

As of the date of this registration statement, we had thirty [30] holders of our common stock.

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Item 6.      Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2012 and the nine months ended December 31, 2011 should be read in conjunction with our consolidated financial statements and the notes to those consolidated  financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

Overview

Portus Holdings Inc. was incorporated on March 31, 2011, under the laws of the State of Nevada. Our principal business is focused on creating a multilingual, multiple functionality, and global food and beverage service platform (“Portus Cloud”). Portus Cloud is a global, multilingual, cloud based food and beverage service “portal” where customers will be able to manage an entire food and beverage service business or enterprise anywhere in the world, anytime and in any language.

On October 12, 2012 Portus and Portus Acqusition Corp., our wholly owned subsidiary, entered into a Share Exchange Agreement with SureQuest and its wholly owned SureQuestTX

The Agreement provides in part for the Company to acquire all of the issued and outstanding shares of common stock of SureQuestTX in exchange for all of the issued and outstanding shares of common stock of Portus Acquisition Corp.

Portus Cloud is intended to serve the food service management industry globally. Customers expected to utilize Portus Cloud include hospitals, nursing homes, long term care, restaurants, education facilities, military, hospitality, cruise lines, corporate dining and catering facility. Portus Cloud’s functionality and design allows the managers to effectively access the supply chain and effectively manage their business in any of these industries. It will enable the creation of recipes and menus, sourcing, costing and ordering the ingredients for proper preparation and presentation and where needed clinical feedback and in multiple languages.

As a part of Portus’s strategy, on February 8, 2013 we licensed the data base and functional platform for this service from SureQuest to allow us to launch Portus Cloud. The Company is pursuing potential customers but has earned no revenues.

Currently Portus has two officers and one director.

Results of Operations

Comparison of the year ended December 31, 2012 and the nine months ended December 31, 2011

For the twelve months ended December 31, 2012 our focus has been on developing new markets and identifying potential financing activities. In connection with these activities we incurred significant legal, finance & accounting and general & administrative expenses. These expenses totaled $25,000 $38,608 and $340,943 respectively. Total expenses for 2012 were $404,551. During the nine months ended December 31, 2011 total expense were $750, $3,000 and $85 respectively. During this period, no expenses were incurred in connection with the Company looking for potential business acquisitions.

Our Net Loss for these periods was $(404,551) as compared to $($3,835).

Revenues

The Company has no operations nor does it currently engage in any business activities generating revenues. We expect to begin generating revenue once we complete the licensing agreement with SureQuest Systems, Inc. and have launched our cloud based platform.

Operating Expenses

For the twelve months ended December 31, 2012 our focus has been on developing new markets and identifying potential financing activities. In connection with these activities we incurred significant legal, finance & accounting and general & administrative expenses. These expenses totaled $25,000 $38,608 and $340,943 respectively. Total expenses for 2012 were $404,551. During the nine months ended December 31, 2011 total expense were $750, $3,000 and $85 respectively. During this period, no expenses were incurred in connection with the Company looking for potential business acquisitions.

Net Income and Loss

Our net loss for the year ended December 31, 2012 was $(404,551) as compared to $($3,835) for the nine months ended December 31, 2011.

Liquidity and Capital Resources

At December 31, 2012 we had cash of $35,299 and acquisition deposits totaling $40,000. Our total assets were $75,299 and we have $12,435 of liabilities. At December 31, 2011 we had no assets and limited liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The company has no critical accounting policies.

Recently Issued Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the year ended December 31, 2012 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Portus Holdings, Inc.

(a development stage company)

Fort Lauderdale, FL

We have audited the consolidated balance sheets of Portus Holdings, Inc. and its subsidiary, a development stage company, (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012, the nine months ended December 31, 2011, and the period from March 31, 2011 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portus Holdings, Inc. as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the year ended December 31, 2012, the nine months ended December 31, 2011, the period from March 31, 2011 (inception) through and December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Portus Holdings Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Portus Holdings Inc. suffered losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

April 16, 2013

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash	$35,299	$-
Acquisition Deposit	40,000	-
TOTAL ASSETS	$75,299	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$12,435	$85
TOTAL CURRENT LIABILITIES	12,435	85

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 112,967,500 and 112,500,000 shares issued and outstanding respectively	11,297	11,250
Additional Paid in Capital	459,953	(7,500)
Deficit accumulated during the development stage	(408,386)	(3,835)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	62,864	(85)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$75,299	$-

The accompanying notes are an integral part of these consolidated financial statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended December 31, 2012	For the nine months ended December 31, 2011	For the period from March 31, 2011 (inception) to December 31, 2012

Finance and accounting	$38,608	$3,000	$41,608
Legal	25,000	750	25,750
General and administrative	340,943	85	341,028
Total Expenses	404,551	3,835	408,386
NET INCOME (LOSS)	$(404,551)	$(3,835)	$(408,386)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00	n/a

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	112,716,291	112,500,000	n/a

The accompanying notes are an integral part of these consolidated financial statements.

Portus Holding Inc

(A Development Stage Company)

Statements of Changes in Stockholders' (Deficit)

For the Period from March 31, 2011 (Inception) to December 31, 2012

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

March 31, 2011 (Inception), shares issued at $0.0001 per share	-	$-	112,500,000	$11,250	$(7,500)	$-	$3,750

Net loss						(3,835)	(3,835)
Balance December 31, 2011			112,500,000	11,250	(7,500)	(3,835)	(85)
							-
Shares issued at $1.00 per share			467,500	47	467,453		467,500
Net loss						(404,551)	(404,551)
Balance December 31, 2012	-	$-	112,967,500	$11,297	$459,953	$(408,386)	$62,864

The accompanying notes are an integral part of these consolidated financial statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31, 2012	For the period from March 31, 2011 (Inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(404,551)	$(408,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase / (Decrease) in accounts payable	12,350	12,435
NET CASH USED IN OPERATING ACTIVITIES	(392,201)	(395,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for deposit on acquisition	(40,000)	(40,000)
NET CASH USED IN INVESTING ACTIVITIES	(40,000)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	467,500	471,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	467,500	471,250

INCREASE (DECREASE) IN CASH	35,299	35,299

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$35,299	$35,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

PORTUS HOLDINGS, INC. (the “Company”) was incorporated in the State of Nevada on March 31, 2011. The Company is a Development Stage Company as defined by ASC 915-10. During 2012, the Company changed its fiscal year end to December 31 from March 31.

The Company’s principal business is focused on creating a multilingual, multiple functionality, and global food and beverage service platform (“Portus Cloud”). Portus Cloud is a global, multilingual, cloud based food and beverage service “portal” where customers will be able to manage an entire food and beverage service business or enterprise anywhere in the world, anytime and in any language.

On October 12, 2012 Portus and Portus Acqusition Corp., our wholly owned subsidiary, entered into a Share Exchange Agreement with SureQuest and its wholly owned SureQuestTX.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements have been prepared according to GAAP.

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

d) Fair Value of Financial Instruments

ASC Topic 820-10 requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012.

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

f) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC Topic 260-10, “Earnings per Share”. ASC Topic 260-10 requires presentation of both basic and diluted per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents as of December 31, 2012.

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

h) Principles of Consolidation

The accompanying financial statements include the accounts of Portus Holdings, Inc. and its 100% owned subsidiary Portus Acqusition Corp. All intercompany accounts and transactions have been eliminated.

i) Recent Pronouncements

The Company does not expect any recent accounting pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no sources of income, limited stockholders’ equity and has incurred a net loss of $ 408,386 from March 31, 2011 (inception) to date. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 – DEPOSIT

On October 12, 2012 Portus and Portus Acqusition Corp., our wholly owned subsidiary, entered into a Share Exchange Agreement with Surequest Systems, Inc., a Delaware Corporation, (“SureQuest”) and its wholly owned subsidiary Surequest Systems, Inc., a Texas corporation, (“SureQuestTX”)

The Agreement provides in part for the Company to acquire all of the issued and outstanding shares of common stock of SureQuestTX in exchange for all of the issued and outstanding shares of common stock of Portus Acquisition Corp. A good faith deposit in the amount of $40,000 was issued at that time. The deposit is not refundable in the event the transaction is not completed.

NOTE 5 - CAPITAL STOCK

Preferred Stock. The Company has authorized 75,000,000 shares of preferred stock with a par value of $.0001 per share. These shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. The Company has not issued any preferred shares as of December 31, 2012.

Common Stock. As of December 31, 2011, the Company has authorized 425,000,000 shares of common stock with a par value of $.0001 per share. As of December 31, 2011, there were 112,500,000 shares issued and outstanding that were sold on March 31, 2011 for $3,750 to the Company’s founder.

During the year ended December 31, 2012 the Company received $467,500 in exchange for 467,500 shares of its common stock. At December 31, 2012 there were 112,967,500 shares issued and outstanding.

NOTE 6 - INCOME TAXES

The Company is subject to income taxes in the United States of America. As of December 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $408,000. Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs. As of December 31, 2011, the Company had an estimated deferred tax asset from its net operating losses of $139,000, of which 100% has been fully reserved.

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2012, the Company paid $180,800 in management fees to its parent company, Portus, Inc.

NOTE 8 – SUBSEQUENT EVENTS

On January 19, 2013 the company issued a $50,000 convertible debenture to an individual which matures in 180 days. The debt is convertible one month after issues at $1.00 per shares. At maturity the debenture holder may elect to take cash, cash and stock or only stock.

On February 8, 2013 the company issued a $25,000 convertible debenture to an individual which matures in 90 days. The debt is convertible one month after issues at $1.00 per shares. At maturity the debenture holder may elect to take cash, cash and stock or only stock.

During the first quarter of 2013, the Company has entered into subscription agreements with various individuals for 23,000 shares of its common stock for $23,000.

On Feburary 8, 2013, Portus paid $25,000 to SureQuestTX, for licensing rights to its data base and functional platform in order to launch Portus Cloud.

Additionally, the Company’s CEO contributed $4,000 in cash.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 6, 2012, the Company dismissed Weaver & Martin, LLC as our independent registered public accounting firm. There were no disagreements (as defined in Item 304 of Regulation S-K) with Weaver & Martin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weaver & Martin would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. The report of Weaver & Martin did state that there was substantial doubt about the Company’s ability to continue as a going concern.

On July 6, 2012, our Board of Directors engaged MaloneBailey LLP, as its independent registered public accounting firm.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2012 and, based on his evaluation, and has concluded that the disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of December 31, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of December 31, 2012, was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

☐	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

☐	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

☐	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Position(s)
G. Dale Murray, Margate, FL	33	President, Chief Executive Officer, Chief Financial Officer, Director

L. Clay Edmonds, Oakland Park, FL	54	Executive Vice President

George Dale Murray, II, President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Murray, age 33, has over ten years business experience owning, operating and consulting for companies in the technology, energy and manufacturing fields.

Mr. Murray has served as president of Portus Inc. since its inception in August 2011. From 2009 through 2011 Mr. Murray served as the chief operating officer of Simplified Nutrition Online, a cloud-based technology company specializing in dietary management software. From 2006 through 2008 Mr. Murray served as president of Lightsource Mining Company and as managing member of Burnmore Coal Group, LLC, both of these companies were engaged in mining activities in Eastern Kentucky. Also during this period, Mr. Murray served as an independent consultant for several public and private companies.

During his business career Mr. Murray has cultivated relationships in both the public and private sectors. Mr. Murray is a high-energy, fiscally conscious and goal driven executive.

L. Clay Edmonds, Executive Vice President

Mr. Edmonds, age 54, has over 22 years of experience in owning, operating and consulting in the real estate, finance and technology fields. From May of 2010 until March of 2011 Mr. Edmonds served as the Director of Business Development and Operations of Simplified Nutrition Online, a cloud-based technology company specializing in dietary management software. From May of 2007 until May of 2010, Mr. Edmonds served as the General Manager for all operations for Lee Asset Management, Inc, an affordable senior housing company, where he was responsible for operations, regulatory relations and financial performance. From 1990 until 2004 Mr. Edmonds served as the Executive Vice President of the Brencor Companies an Atlanta based affordable housing development and property management company, which developed, owned and managed more than 15,000 apartment units in the southeast United States. He was responsible for the management of the acquisition and finance of the portfolio. Mr. Edmonds began his career in income property lending where he served as a business development officer for Fleet Funding and Fogelman Mortgage.

Term of Office

Our directors serve until their successor are elected and qualified.  Our officers are elected by the board of director to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office.  The board of director has no nominating, auditing or compensation committees.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Conflicts of Interest

The officer and director of the Company works with other companies not similar in nature to the Company. Because management spends only a limited amount of time and resources on the Company, there are potential inherent conflicts of interest.

Code of Ethics

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

Corporate Governance

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

Item 11.     Executive Compensation

Overview of Compensation Program

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders’ interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

(1)	Providing a total compensation package which is competitive and therefore enables us to attract and retain, high-caliber executive personnel;

(2)	Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and

(3)	Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

We may compensate our officers with cash compensation, common stock and common stock options. We have not established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Board of Directors will evaluate cash, stock grants and stock options paid to similar food service software providers..  We do not have a Compensation Committee of the Board of Directors.

With respect to stock grants and options which may be issued to the Company’s officers and directors, the Board will consider an overall compensation package that includes both cash and stock based compensation which would be in line with the Company’s overall operations. We may establish a Stock Incentive and Compensation Plan in order to implement a stock based compensation plan.  We anticipate that any such plan, if adopted will provide for the grant of  non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“ISOs”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“SARs”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

The following table sets forth the compensation paid by us to our officers for the fiscal years ended December 31, 2012, and 2011.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

G. Dale Murray, President , CEO, CFO and Director	2012 2011	$78,050 [ ]	$0 0	$0 0	$0 0	$0 0	$0	$78,050 [ ]

L. Clay Edmonds, Executive Vice President	2012 2011	$22,000 [ ]	$10,000 [ ]	$0 0	$0 0	$0 0	$0 0	$32,000 [ ]

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

Compensation of Directors

Our directors may be compensated for their services as directors.  The board has not yet implemented a plan to award options to any director.  At this time there are no contractual arrangements with any member of the board of directors.  We have no director’s service contracts.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Employment Agreements

Currently, we do not have an employment agreement in place with our executive officers.

Indemnification

Under our Articles of Incorporation and Bylaws of the Company, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April [15], 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April [15], 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April [15], 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Number of
Name and Address Beneficial	Shares Before	Percentage of
Owner	The Offering	Common Stock(1)

Portus Inc. (2)	104,675,000	92.65%

All Officers and Directors as a Group	104,675,000	92.65%

(1) Based on [112,983,000] shares outstanding as of April [15], 2013

(2) Portus Inc. is an entity in which George Dale Murray, our President, Chief Executive Officer, Chief Financial Officer and Director, is the sole stockholder.

As of April 15, 2013, there were [112,983,000]  shares of our common stock issued and outstanding.   All of the shares issued are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.  Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided we were not a shell company when the shares were issued.  Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.  There are four holders of record for our common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

On June 5, 2012, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Portus Inc., a Nevada corporation, whereby Portus acquired 112,500,000, consisting of all of the Company’s issued and outstanding shares of common stock. Portus Inc. is an entity in which George Dale Murray, our President, Chief Executive Officer, Chief Financial Officer and Director, is the sole stockholder.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have an audit committee, compensation committee or nominating committee.

Item 14.     Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the audit of our financial statements was $12,000 for the year ended December 31, 2012 and $4,000 for fiscal 2011. We incurred no other related fees.

Audit Related Fees

There were $1,500 of fees for audit related services for the years ended December 31, 2012 and none for 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2012.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited financial statements of the Company as for the year ended December 31, 2012 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2012 and, 2011, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, the footnotes thereto, and the report of MaloneBailey, LLP, independent auditors, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number		Description
3.1	(1)	Articles of Incorporation
3.2	(1)	Amendment to Articles of Incorporation changing the Company’s name to Portus Holdings, Inc.
3.3	(1)	Amendment to Articles of Incorporation increasing the number of authorized shares of Common Stock Forward Split
3.4	(1)	Bylaws
4.1	(1)	Specimen Stock Certificate
10.1	(2)	Software as a Service Licensing Agreement, dated February 8, 2013, by and between Portus Holdings, Inc. and SureQuest Systems, Inc.
23.1	(2)	Consent of Malone Bailey
23.2	(3)	Consent of Counsel (included in Exhibit 5.1, hereto)
3.1	(1)	Articles of Incorporation
3.2	(1)	Amendment to Articles of Incorporation changing the Company’s name to Portus Holdings, Inc.
3.3	(1)	Amendment to Articles of Incorporation increasing the number of authorized shares of Common Stock Forward Split
3.4	(1)	Bylaws
4.1	(1)	Specimen Stock Certificate
5.1	(3)	Opinion of Anslow & Jaclin, LLP
10.1	(2)	Software as a Service Licensing Agreement, dated February 8, 2013, by and between Portus Holdings, Inc. and SureQuest Systems, Inc.
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *		XBRL Instance Document

101.SCH *		XBRL Taxonomy Schema

101.CAL *		XBRL Taxonomy Calculation Linkbase

101.DEF *		XBRL Taxonomy Definition Linkbase

101.LAB *		XBRL Taxonomy Label Linkbase

101.PRE *		XBRL Taxonomy Presentation Linkbase

(1) Previously filed as an exhibit to the Company’s Form S-1 Registration Statement filed December 20, 2010.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2013	PORTUS HOLDINGS, INC.

	By:	/s/ George Dale Murray II
George Dale Murray, II
President, Chief Executive Officer, Chief Financial Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Dale Murray II	President, Chief Executive Officer, Chief Financial Officer and Director	April 16, 2013
George Dale Murray II

