Form 10-Q
period 2013-03-31
Portus Holdings Inc.
filed 2013-06-03
CIK 1517391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 17, 2013, there were 113,003,756 shares of common stock issued and outstanding.

TABLE OF CONTENTS

	PART I. - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11
Item 4.	Controls and Procedures.	11

	PART II - OTHER INFORMATION
		12
Item 1.	Legal Proceedings.	12
Item 1A.	Risk Factors.	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12
Item 3.	Defaults Upon Senior Securities.	12
Item 4.	Mine Safety Disclosures.	12
Item 5.	Other Information.	12
Item 6.	Exhibits.

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

3

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$74	$35,299
Acquisition deposit	65,000	40,000
TOTAL ASSETS	$65,074	$75,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$18,159	$12,435
Accrued expenses	1,072	-
Convertible debentures	75,000	-
TOTAL CURRENT LIABILITIES	94,231	12,435

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 112,990,500 and 112,967,500 shares issued and outstanding respectively	11,527	11,297
Additional paid in capital	482,723	459,953
Deficit accumulated during the development stage	(523,407)	(408,386)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(29,157)	62,864
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$65,074	$75,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			For the
			period from
			March 31,
			2011
	For the three months ended March 31,		(inception) to
	2013	2012	March 31, 2013

Finance and accounting	$3,500	$-	$45,108
Legal	20,311	-	46,061
General and administrative	90,138	(2)	431,166
Total operating expenses	113,949	(2)	522,335

Net operating income (loss)	(113,949)	2	(522,335)

Other income (expenses):
Interest expense	(1,072)	-	(1,072)

Net income (loss)	$(115,021)	$2	$(523,407)

NET INCOME (LOSS) PER SHARE
Basic and diluted	(0.00)	0.00	n/a

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	112,977,678	112,500,000	n/a

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			March 31, 2011
	For the three months ended March 31,		(Inception) through
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(115,021)	$2	$(523,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	6,797	(2)	19,231
NET CASH USED IN OPERATING ACTIVITIES	(108,224)	-	(504,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licensing agreement	(25,000)	-	(65,000)
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	-	(65,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible debentures	75,000	-	75,000
Proceeds from sale of common stock	23,000	-	494,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,000	-	569,250

INCREASE (DECREASE) IN CASH	(35,224)	-	74

CASH, BEGINNING OF PERIOD	35,299	-	-

CASH, END OF PERIOD	$74	$-	$74

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no sources of income, limited stockholders’ equity and has incurred a net loss of $523,407 from March 31, 2011 (inception) to date. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 – DEPOSITS

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

On Feburary 8, 2013, Portus paid $25,000 to SureQuestTX, for licensing rights to its data base and functional platform in order to launch Portus Cloud. As of March 31, 2013, Portus Cloud has not yet launched.

NOTE 4 – CONVERTIBLE DEBENTURES

On January 19, 2013 the company issued a $50,000 convertible debenture to an Irrevocable Trust, which matures in 180 days. The debt is convertible one month after issues at $1.00 per shares. At maturity the debenture holder may elect to take cash, cash and stock or only stock. Interest accrues at 8% per annum. As of March 31, 2013 the debt had not been converted.

On February 8, 2013 the company issued a $25,000 convertible debenture to an Irrevocable Trust, which matures in 90 days. The debt is convertible one month after issues at $1.00 per shares. At maturity the debenture holder may elect to take cash, cash and stock or only stock. Interest accrues at 8% per annum.

As of March 31, 2013 the debt had not been converted.

NOTE 5 – CAPITAL STOCK

During the quarter ended March 31, 2013, the Company received $23,000 in exchange for 23,000 share of its common stock. At March 31, 2013, there were 112,990,500 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period ended March 31, 2011, the Company paid $11,000 in management fees to its parent company, Portus, Inc.

NOTE 7 – SUBSEQUENT EVENTS

 In the period from April 1, 2013 through the date of this report, $70,884 has been received by the Company for the sale of 1,316,256 shares of common stock. 13,256 shares are new issuance's, 495,000 shares have been transferred from the Company's parent, Portus Inc., and 808,000 shares have yet to be issued of which 33,000 will be new issuance's and 775,000 will be transferred from the Company's parent, Portus, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Background

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

In the period from April 1, 2013 through the date of this report, the Company issued 1,316,256 shares of Company common stock to certain purchasers for a total of $70,884. Of the 1,316,256 shares issued, 13,256 shares are new issuances, 495,000 shares have been transferred from the Company's parent, Portus Inc., and 808,000 shares have yet to be issued of which 33,000 will be new issuances and 775,000 will be transferred from the Company's parent, Portus, Inc.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Revenues

The Company has no operations nor does it currently engage in any business activities generating revenues. We expect to begin generating revenue once we complete the licensing agreement with SureQuest Systems, Inc. and have launched our cloud based platform.

Operating Expenses

For the three months ended March 31, 2013 our focus has been on developing new markets and identifying potential financing activities. In connection with these activities we incurred significant legal, finance & accounting and general & administrative expenses. These expenses totaled $25,000 $38,608 and $340,943 respectively. Total expenses for the three months ended March 31, 2012 were nominal.

Net Income and Loss

Our net loss for the three months ended March 31, 2013 was $(115,021) as compared to nominal for the three months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013 we had cash of $74 and acquisition deposits totaling $65,000. Our total assets were $65,074 and we have liabilities of $94,231.

If we are not successful in securing additional financing to acquire SureQuestTX, we believe that we have sufficient assets to continue to look for other business opportunities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31,2013 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2013, the Company issued 23,000 shares of its common stock pursuant to subscription agreements with various individuals for $23,000. The Company issued the shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other information

None.

Item 6.   Exhibits

Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTUS HOLDINGS INC.

Date: June 3, 2013

	By:	George Dale Murray, II
George Dale Murray, II
President, Chief Executive Officer, Chief Financial Officer
(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

