Form 10-Q
period 2013-06-30
Portus Holdings Inc.
filed 2013-08-14
CIK 1517391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 12, 2013, there were 113,209,756 shares of common stock issued and outstanding.

TABLE OF CONTENTS

	PART I. - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 4.	Controls and Procedures.	10

	PART II - OTHER INFORMATION
		11
Item 1.	Legal Proceedings.	11
Item 1A.	Risk Factors.	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Defaults Upon Senior Securities.	11
Item 4.	Mine Safety Disclosures.	11
Item 5.	Other Information.	11
Item 6.	Exhibits.

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

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$-	$35,299
Acquisition deposit	65,000	40,000
TOTAL ASSETS	$65,000	$75,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$21,800	$12,435
Accrued expenses	2,589	-
Bank overdraft	1,447
Convertible debentures	75,000	-
TOTAL CURRENT LIABILITIES	100,836	12,435

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 113,043,526 and 112,967,500 shares issued and outstanding respectively	11,304	11,297
Additional paid in capital	562,485	459,953
Deficit accumulated during the development stage	(609,625)	(408,386)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(35,836)	62,864
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$65,000	$75,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PORTUS HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					For the
					period from
					March 31,
					2011
	For the three months ended June 30,		For the six months ended June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013

Finance and accounting	$11,850	$-	$15,350	$-	$56,958
Legal	1,363	-	21,674		47,424
General and administrative	71,488	(2)	161,626	(4)	502,654
Total operating expenses	84,701	(2)	198,650	(4)	607,036

Net operating income (loss)	(84,701)	2	(198,650)	4	(607,036)

Other income (expenses):
Interest expense	(1,517)	-	(2,589)	-	(2,589)

Net income (loss)	$(86,218)	$2	$(201,239)	$4	$(609,625)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$0.00	(0.00)	0.00	$ n/a

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	112,977,678	112,500,000	112,992,684	112,500	n/a

The accompanying notes are an integral part of these unaudited financial statements.

Portus Holdings, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

			March 31, 2011
	For the six months ended June 30,		(Inception) through
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(201,239)	$4	$(609,625)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	13,905		13,905
Increase in accounts payable and accrued expenses	13,401	(4)	25,837
NET CASH USED IN OPERATING ACTIVITIES	(173,933)	-	(569,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licensing agreement	(25,000)	-	(65,000)
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	-	(65,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible debentures	75,000		75,000
Proceeds from sale of common stock	88,634		559,884
NET CASH PROVIDED BY FINANCING ACTIVITIES	163,634	0	634,884

INCREASE (DECREASE) IN CASH	(35,299)	0	1

CASH, BEGINNING OF PERIOD	35,299	-	0

CASH, END OF PERIOD	$0	$0	$1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

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

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no sources of income, limited stockholders’ equity and has incurred a net loss of $609,625 from March 31, 2011 (inception) to date. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

On Feburary 8, 2013, Portus paid $25,000 to SureQuestTX, for licensing rights to its data base and functional platform in order to launch Portus Cloud. As June 30, 2013, “Portus Cloud” has not yet launched.

NOTE 4 – CONVERTIBLE DEBENTURES

On January 19, 2013 the company issued a $50,000 convertible debenture to an Irrevocable Trust, which matures in 180 days. The debt is convertible one month after issue at $1.00 per shares. At maturity the debenture holder may elect to take cash, cash and stock or only stock. Interest accrues at 8% per annum. The note matured on July 18, 2013 and was renewed with a new unspecified due date to coincide with the public trading of the Company’s stock.

On February 8, 2013 the company issued a $25,000 convertible debenture to an Irrevocable Trust, which matures in 90 days. The debt is convertible one month after issues at $1.00 per shares. At maturity the debenture holder may elect to take cash, cash and stock or only stock. Interest accrues at 8% per annum. . The note matured on May 9, 2013 and was renewed with a new unspecified due date to coincide with the public trading of the Company’s stock. As of June 30, 2013 the debt had not been converted.

NOTE 5 - CAPITAL STOCK

During the six months ended June 30, 2013, the Company received $88,634 in exchange for 66,756 shares of its common stock and issued 9,270 shares of its common stock in exchange for services valued at $13,905. At June 30, 2013, there were 113,043,526 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period ended June 30, 2012, the Company paid $11,000 in management fees to its parent company, Portus, Inc.

NOTE 7 – SUBSEQUENT EVENTS

The Company has issued 36,500 shares to German investors for $1.50 per share since June 30, 2013.

The Company has entered into a consulting agreement with Jack Burkman and Associates. Burkman received 2,000,000 of the privately traded parent company, Portus, Inc. as compensation. No written agreement exists between Portus Inc and the Company relative to the shares.

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

During the six months ended June 30, 2013, the Company received $88,634 in exchange for 66,756 shares of its common stock and issued 9,270 shares of its common stock in exchange for services valued at $13,905. At June 30, 2013, there were 113,043,526 shares issued and outstanding. The Company has issued 36,500 shares to German investors for $1.50 per share since June 30, 2013.

The Company has entered into a consulting agreement with Jack Burkman and Associates. Burkman received 2,000,000 of the privately traded parent company, Portus, Inc. as compensation. No written agreement exists between Portus Inc and the Company relative to the shares.

Results of Operations

Comparison of the three and six months ended June 30, 2013 and 2012

Revenues

The Company has no operations nor does it currently engage in any business activities generating revenues. We expect to begin generating revenue once we complete the licensing agreement with SureQuest Systems, Inc. and have launched our cloud based platform.

Operating Expenses

For the three months ended June 30, 2013 our focus has been on developing new markets and identifying potential financing activities. In connection with these activities we incurred significant legal, finance & accounting and general & administrative expenses. These expenses totaled $1,363 $11,850 and $71,488 respectively. Total expenses for the three months ended June 30, 2012 were nominal.

For the six months ended June 30, 2013 legal, finance & accounting and general & administrative expenses totaled $15,350 $21,674 and $161,626 respectively. Total expenses for the six months ended June 30, 2012 were nominal.

Net Income and Loss

Our net loss for the three months ended June 30, 2013 was $(86,217) as compared to nominal for the three months ended June 30, 2012.

Our net loss for the six months ended June 30, 2013 was $(201,239) as compared to nominal for the six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013 we had cash of $0 and acquisition deposits totaling $65,000. Our total assets were $65,000 and we have liabilities of $100,836.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2013 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, the Company received $65,634 in exchange for 43,756 shares of its common stock pursuant to subscription agreements with various individuals.

During the three months ended June 30, 2013, the Company issued 9,270 shares of its common stock in exchange for services valued at $13,905.

On June 21, 2013, the Company issued 250,000 shares of its common stock to Clay Edmonds, the Company’s Executive Vice President, as a bonus for services rendered.

The Company issued the above shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

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

Date: August 14, 2013

	By:	George Dale Murray, II
George Dale Murray, II
President, Chief Executive Officer, Chief Financial Officer
(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

