Form 10-Q
period 2013-09-30
Portus Holdings Inc.
filed 2013-11-13
CIK 1517391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission File Number: 000-54403

PORTUS HOLDINGS INC.

(Name of registrant as specified in its charter)

NEVADA	45-1283820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 E Las Olas Blvd.

Suite 1400

Ft. Lauderdale FL 33301

(Address of principal executive offices) (Zip Code)

866-200-9921

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 113,094,526 shares of Common Stock as of November 13, 2013.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q (this “Report”) contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PORTUS HOLDINGS, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash	$ -	$ 35,299
Acquisition Deposit	65,000	40,000
TOTAL ASSETS	$ 65,000	$ 75,299
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 27,568	$ 12,435
Notes Payable to Parent	75,000	-
Total Liabilities	102,568	12,435

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized: 75,000,000 shares, Issued and outstanding: None	-	-
Common stock, $0.0001 par value, authorized: 425,000,000 shares, Issued and outstanding: 113,094,526 and 112,967,500 shares issued and outstanding, respectively.	11,309	11,297
Additional Paid in Capital	823,971	459,953
Deficit accumulated during the development stage	(872,848)	(408,386)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(37,568)	62,864
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 65,000	$ 75,299

The accompanying notes are an integral part of the unaudited financial statements

PORTUS HOLDINGS, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		For the period from March 31, 2011 (inception) to September 30,
	2013	2012	2013	2012	2013

Finance and Accounting	$ 4,150	27,608	15,350	27,608	$ 56,958
Legal	-	10,000	21,674	10,000	47,424
General and Administrative	281,041	174,690	427,438	174,686	768,466
Total Expenses	285,191	212,298	464,462	212,294	872,848
NET INCOME (LOSS)	$ (285,191)	(212,298)	(464,462)	(212,294)	$ (872,848)

NET LOSS PER SHARE:
Basic and diluted	$ (0.00)	(0.00)	(0.00)	(0.00)	-

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and diluted	113,065,565	112,645,652	113,053,581	112,645,652	-

The accompanying notes are an integral part of the unaudited financial statements

PORTUS HOLDINGS, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended		March 31, 2011 (Inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (464,462)	$ (212,294)	$ (872,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	213,905	-	213,905
Increase/(Decrease) in accounts payable	15,133	(85)	27,568
NET CASH USED IN OPERATING ACTIVITIES	(235,424)	(212,379)	(631,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for deposit on acquisition	(25,000)	(40,000)	(65,000)
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	(40,000)	(65,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from parent	75,000		75,000
Proceeds from sale of common stock	150,125	400,000	621,375

NET CASH PROVIDED BY FINANCING ACTIVITIES	225,125	400,000	696,375
INCREASE(DECREASE) IN CASH	(35,299)	147,621
CASH, BEGINNING OF PERIOD	35,299	-	-
CASH, END OF PERIOD	$ -	$ 147,621	$ -

The accompanying notes are an integral part of the unaudited financial statements

PORTUS HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2013

NOTE 1 – BASIS OF PRESENTATION

PORTUS HOLDINGS INC. (the “Company”) was incorporated in the State of Nevada on March 31, 2011. The Company is a Development Stage Company as defined by ASC 915-10. During 2012, the Company changed its fiscal year end to December 31 from March 31.

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no sources of income, limited stockholders’ equity and has incurred a net loss of $872,848 from March 31, 2011 (inception) to date. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 – DEPOSITS

On October 12, 2012 Portus and Portus Acquisition Corp., our wholly owned subsidiary, entered into a Share Exchange Agreement with Surequest Systems, Inc., a Delaware Corporation, (“SureQuest”) and its wholly owned subsidiary Surequest Systems, Inc., a Texas corporation, (“SureQuestTX”)

The Agreement provides in part for the Company to acquire all of the issued and outstanding shares of common stock of SureQuestTX in exchange for all of the issued and outstanding shares of common stock of Portus Acquisition Corp. A good faith deposit in the amount of $40,000 was issued at that time. The deposit is not refundable in the event the transaction is not completed. We believe that the acquisition of SureQuest is probable only if we are able to raise $5,000,000. The closing is contingent on the acceptance of the registration statement and the contract calls for closing within 30 days of the acceptance of the registration statement. To complete the closing, we will need to have $5,000,000 in cash deposited in Portus Acquisitions Corp. and exchange 100% of the shares of Portus Acquisitions Corp for 100% of the shares of SureQuest Systems of Texas. However, if we are unable to raise at least $5,000,000 in the offering or from other sources, we will not be able to close.

 NOTE 4 – NOTES TO PARENT

On January 19, 2013, the Company received a loan of $50,000 from its parent Portus Inc. The note is unsecured, due on demand and does not bear interest.

On February 8, 2013, the Company received a loan of $25,000 from its parent Portus Inc. The note is unsecured, due on demand and does not bear interest.

NOTE 5 - EQUITY

During the nine months ending September 30, 2013, the Company sold 117,756 shares of common stock for $150,126 and issued 9,270 shares for services with a fair value of $13,905.

The Company has entered into a consulting agreement with Jack Burkman and Associates. Burkman received 2,000,000 of the privately traded parent company, Portus, Inc. as compensation. No written agreement exists between Portus Inc and the Company relative to the shares The Company determined that the fair value of the shares was $200,000 and has recorded an expense for this amount during the nine months ended September 30, 2013.

NOTE 6 – SUBSEQUENT EVENTS

The Company has issued 7,000 shares to German investors for $1.50 per share since September 30, 2013.

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

Background

Portus Holdings Inc. (the “Company”) was incorporated on March 31, 2011, under the laws of the State of Nevada. Our principal business is focused on creating a multilingual, multiple functionality, and global food and beverage service platform (“Portus Cloud”). Portus Cloud is a global, multilingual, cloud based food and beverage service “portal” where customers will be able to manage an entire food and beverage service business or enterprise anywhere in the world, anytime and in any language.

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

On October 12, 2012 Portus and Portus Acquisition Corp., our wholly owned subsidiary, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Surequest Systems, Inc., a Delaware Corporation, (“SureQuest”) and its wholly owned subsidiary Surequest Systems, Inc., a Texas corporation, (“SureQuestTX”). The Exchange Agreement provides in part for the Company to acquire all of the issued and outstanding shares of common stock of SureQuestTX in exchange for all of the issued and outstanding shares of common stock of Portus Acquisition Corp. The closing of the Exchange Agreement is conditioned on, among other things, the Company having cash assets totaling $5,000,000.

As a part of Portus’s strategy, on February 8, 2013 we licensed the data base and functional platform for this service from SureQuest to allow us to launch Portus Cloud. The Company is pursuing potential customers but has earned no revenues.

During the nine months ended September 30, 2013, the Company received $150,126 in exchange for 117,756 shares of its common stock. At September 30, 2013, there were 113,094,526 shares issued and outstanding. The Company has issued 7,000 shares to German investors since September 30, 2013.

Results of Operations

Comparison of Operating Results for the Three and Nine Months ended September 30, 2013 and 2012.

Revenues

Since inception, we have not generated revenues and do not anticipate generating revenues unless we are successful in securing additional funding to launch or cloud based platform.

Comparison of Operating Expenses and Net Loss for the Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013 our focus has been identifying potential financing activities and expanding the presence of the company. In connection with this we incurred significant accounting and administrative expenses. These expenses totaled $4,150 and $281,041respectively. Total expenses during this quarter were $285,191.  During the three months ended September 30, 2012 total expenses were $212,298 consisting of legal, accounting and administrative expenses of $10,000, $27,608 and $174,690. Our Net Loss for these periods was $(60,700) as compared to $(212,298).

Comparison of Operating Expenses and Net Loss for the Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013 total expenses were $464,462 consisting of $15,350 in finance and accounting fees, $21,674 in legal fees, $427,438 for general and administrative fees. For the nine months ended September 30, 2012 total expenses were $212,449 consisting of $30,608 in finance and accounting fees, $10,000 in legal fees, $174,841 for general and administrative fees. There were nominal expenses attributable to incorporating expenses and bank fees.   We had a net loss of $(464,462) and $(212,449) respectively.

Liquidity and Capital Resources

Assets and Liabilities

At September30, 2013 we had account deposits totaling $65,000. Our total assets were $65,000 and liabilities of $102,568. If we are not successful in securing additional financing to execute our business plan, we may not be able to continue operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective due to deficiencies in our controls over recording certain expenses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013 we issued a total of 40,500 shares of common stock to investors in exchange for $60,750.

The Company issued the above shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. Our reliance on Section 4(2) of the Securities Act was based upon the following factors:

•

the sale was made to a sophisticated or accredited investors;

•

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•

at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and

•

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

Date: November 13, 2013

	By:	George Dale Murray, II
George Dale Murray, II
President, Chief Executive Officer, Chief Financial Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

CERTIFICATION

OF PRINCIPAL EXECUTIVE OFFICER AND

PRINCIPAL FINANCIAL OFFICER

PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a)

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, George Dale Murray, II, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Portus Holdings Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

 Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: November 13, 2013

PORTUS HOLDINGS INC.

By: /s/ George Dale Murray, II
George Dale Murray, II President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER AND

PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT of 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, George Dale Murray, II, the Principal Executive Officer and Principal Financial Officer of Portus Holdings Inc., hereby certify, that, to my knowledge:

1.	The Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, fairly presents, in all material respects, the financial condition and results of operations of Portus Holdings Inc.

Date: November 13, 2013

PORTUS HOLDINGS INC.

By: /s/ George Dale Murray, II
George Dale Murray, II President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)